Form 10QSB
period 2007-10-31
Aurum Explorations, Inc.
filed 2008-01-11
CIK 1415543

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-146976

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

10431 Caithcart Road
Richmond, British Columbia
Canada V6X 1N3
(Address of principal executive offices, including zip code.)

(604) 247-0372
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of January 10, 2008, the Company had 8,360,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
OCTOBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	July 31,
	2007	2007
	(unaudited)

ASSETS

Current
Cash	$27,242	$33,281

TOTAL ASSETS	$27,242	$33,281

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,851	$7,000
Accounts payable – related party (note 3)	1,326	1,165
TOTAL LIABILITIES	15,177	8,165

STOCKHOLDERS’ EQUITY

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,360,000 shares issued and outstanding	8,360	8,360

Additional Paid-In Capital	57,543	55,051

Subscriptions receivable	-	(4,200)

Deficit Accumulated During The Exploration Stage	(53,838)	(34,095)

TOTAL STOCKHOLDERS’ EQUITY	12,065	25,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,242	$33,281

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		For the period from
	For the three	April 27, 2007
	months ended	(inception) to
	October 31,	October 31,
	2007	2007
	(unaudited)	(unaudited)

Revenue	$-	$-

Expenses
Exploration and development	4,492	12,508
Filing fees	-	15,914
Office and miscellaneous	3,547	6,712
Professional fees	11,704	18,704

Net Loss and Comprehensive Loss For The Period	$19,743	$53,838

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.01)

Weighted Average Number Of Common	8,360,000	6,873,830
Shares Outstanding

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		For the period from
		April 27, 2007
	For the three months	(inception) to
	ended October 31,	October 31,
	2007	2007
	(unaudited)	(unaudited)

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period	$(19,743)	$(53,838)

Changes in non-cash operating working capital
items
Accounts payable and accrued liabilities	6,851	13,851
Donated rent and services	2,492	4,903
	(10,400)	(35,084)
Cash Flows From Financing Activities
Due to director	161	1,326
Shares issued for cash	4,200	61,000
	4,361	62,326

Increase (Decrease) In Cash	(6,039)	27,242

Cash, Beginning Of Period	33,281	-

Cash, End Of Period	$27,242	$27,242

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AURUM EXPLORATIONS, INC. (“the Company”) was incorporated in the State of Nevada on April 27, 2007. The Company is an Exploration Stage Company. The Company has acquired an option on a mineral property located in the Greenwood Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $53,838 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $75,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. While the information presented in the accompanying three month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented following the same accounting principles and methods of their application as the most recent annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s audited annual July 31, 2007 financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

NOTE 3 - MINERAL PROPERTY

The Company obtained a 100% undivided right, title and interest in a mineral claim in the Luxor Gold Silver Copper Prospect, near Grand Forks, British Columbia, Canada for 5,000Cdn and a 1% net smelter royalty. The Company has the right to purchase 50% of the net smelter return royalty anytime up to July 4, 2017 for $2,000,000Cdn.

The company has engaged a geologist to prepare a technical report on the property to be completed between February and March 2008 at an estimated cost of $15,000.

NOTE 4 - SHARE CAPITAL

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In May, 2007, the Company issued 5,000,000 common shares at $0.001 for total cash proceeds of $5,000 to the president and director of the Company.

In June, 2007, the Company issued 2,800,000 common shares at $0.01 for total proceeds of $28,000.

In July, 2007, the Company issued 476,000 common shares at $0.05 for total proceeds of $23,800.

In July, 2007, the Company issued 84,000 common shares at $0.05 for a subscription receivable of $4,200 which was received in August, 2007.

As at October 31, 2007, there were no outstanding stock options or warrants

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES

Income tax provision (U.S.)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	October 31,	July 31,
	2007	2007

Computed expected (benefit of) income taxes	$6,713	$11,592

Increase in valuation allowance	(6,713)	(11,592)

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:
	October 31,	July 31,
	2007	2007

Net operating loss carry forward	$53,700	$34,000

Deferred income tax asset	18,250	11,500

Valuation allowance	(18,250)	(11,500)

Net deferred tax assets	$-	$-

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES (Continued)

At October 31, 2007, the Company has net operating loss carryforwards of approximately $53,700 which expire as follows. The Company established a valuation allowance account totaling $18,250 at October 31, 2007.

2027	-	$34,000
2028	-	$19,700

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $2,492 (July 31, 2007 - $2,411) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

Accounts payable – related party is an amount due to the director is non-interest bearing and has no specific terms of repayment. The amount due to the director is for expenses paid on behalf of the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

     1. November 2007 to January 2008 - A two day site visit. Samples will be collected and assayed with a view towards confirming historically reported assay values. Issue a Technical Report based on this inspection and sample assays. A program budget of $12,000.

     2. February 2008 to March 2008 - A detailed geological basemap produced and the geologist will garner a clear understanding of the identified mineralization within the Franklin Camp and apply that knowledge to exploration planning on the Luxor Property. A program budget of $3,000 and duration of six days are required.

     3. April 2008 - October 2008 - Review information in order to decide if we will proceed further with exploration.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on April 27, 2007 to October 31, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We will begin our exploration in November 2007, weather permitting.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Mr. Mohammed, our sole officer and director in May 2007 in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In June 2007, we completed a private placement of 2,800,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $28,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In July 2007, we completed a private placement of 560,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $28,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of October 31, 2007, our total assets were $27,242 and our total liabilities were $15,177.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2008.

AURUM EXPLORATIONS, INC.

BY:  PATRICK MOHAMMED
        Patrick Mohammed, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer and sole member of
        the Board of Directors.

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).