Form 10-Q
period 2008-01-28
Aurum Explorations, Inc.
filed 2008-03-17
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146976

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10431 Caithcart Road
Richmond, British Columbia
Canada V6X 1N3
(Address of principal executive offices, including zip code.)

(604) 247-0372
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]    NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                          Large accelerated filer               [    ]                            Accelerated filer                      [    ]

                                                                                                          Non-accelerated filer                  [    ]                            Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,360,000 as of March 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	January 31,	July 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current
Cash	$5,431	$33,281

TOTAL ASSETS	$5,431	$33,281

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,758	$7,000
Accounts payable – related party (note 7)	6,771	1,165
TOTAL LIABILITIES	13,529	8,165

STOCKHOLDERS’ EQUITY

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,360,000 (July 31, 2007 – 8,360,000) shares issued and outstanding	8,360	8,360

Additional Paid-In Capital	60,108	55,051

Subscriptions receivable	-	(4,200

Deficit Accumulated During The Exploration Stage	(76,566)	(34,095

TOTAL STOCKHOLDERS’ EQUITY	(8,098)	25,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,431	$33,281

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			For the period from
	For the three		April 27, 2007
	months	For the six months	(inception) to
	ended January 31, ended January 31,		January 31,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Exploration and development	1,768	6,260	14,276
Filing fees	396	396	16,310
Office and miscellaneous	5,105	8,652	11,817
Professional fees	15,459	27,163	34,163

Net Loss	$22,728	$42,471	$76,566

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number Of Common	8,360,000	8,360,000	7,362,143
Shares Outstanding

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			For the period from
	For the three		April 27, 2007
	months	For the six months	(inception) to
ended January 31,		ended January 31,	January 31,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):

Cash Flows From Operating Activities
Net loss for the period	$(22,728)	$(42,471)	$(76,566)

Changes in non-cash operating working capital
items
Accounts payable and accrued liabilities	(7,093)	(242)	6,758
Donated rent and services	2,565	5,057	7,468
	(27,256)	(37,656)	(62,340)
Cash Flows From Financing Activities
Due to director	5,445	5,606	6,771
Shares issued for cash	-	4,200	61,000
	5,445	9,806	67,771

Increase (Decrease) In Cash	(21,811)	(27,850)	5,431

Cash, Beginning Of Period	27,242	33,281	-

Cash, End Of Period	$5,431	$5,431	$5,431

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2008
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $76,566 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $75,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.While the information presented in the accompanying three month and six month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented following the same accounting principles and methods of their application as the most recent annual financial statements.It is suggested that these interim financial statements be read in conjunction with the Company’s audited annual July 31, 2007 financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Recent Accounting Pronouncements

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), non-controlling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 4 - MINERAL PROPERTY

The Company obtained a 100% undivided right, title and interest in a mineral claim in the Luxor Gold Silver Copper Prospect, near Grand Forks, British Columbia, Canada for 5,000Cdn and a 1% net smelter royalty. The Company has the right to purchase 50% of the net smelter return royalty anytime up to July 4, 2017 for $2,000,000Cdn.

The company has engaged a geologist to prepare a technical report on the property to be completed between April and May 2008 at an estimated cost of $15,000.

NOTE 5 – CAPITAL STOCK

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

As at January 31, 2008, there were no outstanding stock options or warrants

NOTE 6 - INCOME TAXES

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

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

	For the three	For the six	For the period
	Months ended	months ended	from April 27,
	January 31,	January 31,	2007 to July 31,
	2008	2008	2007
Computed expected (benefit of) income	$8,425	$14,440	$26,032
taxes

Increase in valuation allowance	(8,425)	(14,440)	(26,032)

Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	January 31, 2008		July 31, 2007
Net operating loss carry forward		$76,600	$34,000

Deferred income tax asset		26,000	11,500

Valuation allowance		(26,000)	(11,500)

Net deferred tax assets		$-	$-

At January 31, 2008, the Company has net operating loss carryforwards of approximately $74,100 which expire as follows. The Company established a valuation allowance account totaling $26,000 at January 31, 2008.

2027	-	$34,000
2028	-	$42,600

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $5,057 (2006 - $Nil) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

Accounts payable – related party is an amount due to the director is non-interest bearing and has no specific terms of repayment. The amount due to the director is for expenses paid on behalf of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others. The cash we raised in our July 2007 private placement will not sustain our operations for the next twelve months. In order to sustain our operations for the next twelve months, our president will loan us all necessary capital we need to maintain our operations.

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

     Our sole officer and director is willing to loan us additional money to sustain operations over the next twelve months. There is no written agreement evidencing this commitment. It is verbal. Other than as described in this paragraph, we have no other financing plans.

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

Milestones

     The following are our milestones as amended:

     1. April 2008 to May 2008 - A two day site visit. Samples will be collected and assayed with a view towards confirming historically reported assay values. Issue a Technical Report based on this inspection and sample assays. A program budget of $12,000.

     2. May 2008 to June 2008 - A detailed geological basemap produced and the geologist will garner a clear understanding of the identified mineralization within the Franklin Camp and apply that knowledge to exploration planning on the Luxor Property. A program budget of $3,000 and duration of six days are required.

     3. July 2008 - Review information in order to decide if we will proceed further with exploration.

     All funds for the foregoing activities have been obtained from our private placement and officer loans.

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

Results of Activities

From Inception on April 27, 2007 to January 31, 2008

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We will begin our exploration in April 2008, weather permitting.

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

     As of January 31, 2008, our total assets were $5,431 and our total liabilities were $13,529.

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material effect on the Company’s financial condition or results of operations.

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

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

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2008.

AURUM EXPLORATIONS, INC.

BY:  PATRICK MOHAMMED
        Patrick Mohammed, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer and sole member of the
        Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).