Form 10-Q
period 2008-04-30
Aurum Explorations, Inc.
filed 2008-06-16
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146976

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10431 Caithcart Road
Richmond, British Columbia
Canada V6X 1N3
(Address of principal executive offices, including zip code.)

(604) 247-0372
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,360,000 as of June 9, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	July 31,
	2008	2007
	(unaudited)
ASSETS

Current
Cash	$1,435	$33,281

TOTAL ASSETS	$1,435	$33,281
LIABILITIES

Current
Accounts payable and accrued liabilities	$9,318	$7,000
Accounts payable – related party (note 7)	10,491	1,165
TOTAL LIABILITIES	19,809	8,165

STOCKHOLDERS’ EQUITY

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,360,000 (July 31, 2007 – 8,360,000) shares issued and outstanding	8,360	8,360

Additional Paid-In Capital	62,671	55,051

Subscriptions receivable	-	(4,200)

Deficit Accumulated During The Exploration Stage	(89,405)	(34,095)

TOTAL STOCKHOLDERS’ EQUITY	(18,374)	25,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,435	$33,281

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			For the period
			from April 27,
	For the three months	For the nine months	2007 (inception)
	ended April 30,	ended April 30,	to April 30,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Exploration and development	125	6,385	14,401
Filing fees	125	521	16,435
Office and miscellaneous	2,681	11,333	14,498
Professional fees	9,908	37,071	44,071

Net Loss	$12,839	$55,310	$89,405

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	8,360,000	8,360,000	7,591,351

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			For the period from
	For the three		April 27, 2007
	months	For the nine months	(inception) to
	Ended April 30,	ended April 30,	April 30,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):

Cash Flows From Operating Activities
Net loss for the period	$(12,839)	$(55,310)	$(89,405)

Changes in non-cash operating working capital
items
Accounts payable and accrued liabilities	2,560	2,318	9,318
Donated rent and services	2,563	7,620	10,031
	(7,716)	(45,372)	(70,056)
Cash Flows From Financing Activities
Due to director	3,720	9,326	10,491
Shares issued for cash	-	4,200	61,000
	3,720	13,526	71,491

Increase (Decrease) In Cash	(3,996)	(31,846)	1,435

Cash, Beginning Of Period	5,431	33,281	-

Cash, End Of Period	$1,435	$1,435	$1,435

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS APRIL 30, 2008

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $89,405 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $75,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. While the information presented in the accompanying three month and nine month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented following the same accounting principles and methods of their application as the most recent annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s audited annual July 31, 2007 financial statements.

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

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS APRIL 30, 2008

( Unaudited)
(Stated in U.S. Dollars)

NOTE 4 - MINERAL PROPERTY

The Company obtained a 100% undivided right, title and interest in a mineral claim in the Luxor Gold Silver Copper Prospect, near Grand Forks, British Columbia, Canada for 5,000Cdn and a 1% net smelter royalty. The Company has the right to purchase 50% of the net smelter return royalty anytime up to July 4, 2017 for $2,000,000Cdn.

The company has engaged a geologist to prepare a technical report on the property to be completed between June and August 2008 at an estimated cost of $15,000.

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

As at April 30, 2008, there were no outstanding stock options or warrants

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

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS APRIL 30, 2008

( Unaudited)
(Stated in U.S. Dollars)

NOTE 6 - INCOME TAXES (Continued)

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	For the three	For the nine	For the period
	months ended	months ended	from April 27,
	April 30,	April 30,	2007 to April 30,
	2008	2008	2008

Computed expected (benefit of) income taxes	$4,365	$18,805	$30,398

Increase in valuation allowance	(4,365)	(18,805)	(30,398)

Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

		April 30,	July 31,
		2008	2007

Net operating loss carry forward		$89,000	$34,000

Deferred income tax asset		$30,300	$11,500

Valuation allowance		(30,300)	(11,500)

Net deferred tax assets		$-	$-

At April 30, 2008, the Company has net operating loss carryforwards of approximately $89,000 which expire as follows. The Company established a valuation allowance account totaling $30,300 at April 30, 2008.

2027	-	$34,000
2028	-	$55,000

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS APRIL 30, 2008

( Unaudited)
(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $3,720 (2007 - $Nil) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

Accounts payable – related party is an amount due to the director is non-interest bearing and has no specific terms of repayment. The amount due to the director is for expenses paid on behalf of the Company.

NOTE 8 – SUBSEQUENT EVENT

Subsequent to April 30, 2008 the sole director advanced $9,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     To meet our initial need for cash we raised money from a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will contract with. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones as amended:

     1. June 2008 to July 2008 - A two day site visit. Samples will be collected and assayed with a view towards confirming historically reported assay values. Issue a Technical Report based on this inspection and sample assays. A program budget of $12,000.

     2. July 2008 to August 2008 - A detailed geological basemap produced and the geologist will garner a clear understanding of the identified mineralization within the Franklin Camp and apply that knowledge to exploration planning on the Luxor Property. A program budget of $3,000 and duration of six days are required.

     3. August 2008 to September 2008 - Review information in order to decide if we will proceed further with exploration.

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

Results of Activities

From Inception on April 27, 2007 to April 30, 2008

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We will begin our exploration in June 2008, weather permitting.

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

     As of April 30, 2008, our total assets were $1,435 and our total liabilities were $19,809.

Recent Accounting Pronouncements

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

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.  EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June, 2008.

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

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.