Form 10-K
period 2008-07-31
Aurum Explorations, Inc.
filed 2008-10-29
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED JULY 31, 2008

Commission file number 333-146976

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

AURUM EXPLORATIONS, INC.

10431 Caithcart Road
Richmond, British Columbia
Canada V6X 1N3
(Address of principal executive offices, including zip code.)

(604) 247-0372
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2008: $0.00.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	14
Item 4.	Submission of Matters to a Vote of Security Holders.	17

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and	18
	Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	20
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 8.	Financial Statements and Supplementary Data.	23
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	24

	PART III
Item 9A.	Controls and Procedures.	36
Item 9B.	Other Information.	36
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	38
Item 11.	Executive Compensation.	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	43
Item 14.	Principal Accounting Fees and Services.	45

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	46

PART I.

ITEM 1.   BUSINESS.

General

     We were incorporated on April 27, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Patrick Mohammed, our president. We intend to conduct exploration activities on one property located in the Province of British Columbia, Canada. The one property consists of 45 cells. We intend to explore for gold on the property.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

Background

     In July 2007, Patrick Mohammed, our president and sole member of the board of directors acquired one mineral property (hereinafter “The Luxor Property” or “the property”) containing forty-five Mineral Titles Online cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by David Zamida, a non affiliated third party. Mr. Zamida is a Prospector residing in Toronto, Ontario.

     In consideration of the sale of the property by Mr. Zamida to Mr. Mohammed, Mr. Mohammed agreed to pay Mr. Zamida a 1% smelter royalty, 0.5% thereof may be purchased for CAN$2,000,000. The obligation to pay the royalty is subject to ore being sold from the property.

     The claim is recorded in the name of Mr. Mohammed, our sole officer and director, to avoid paying additional fees in the form of incorporation fees for a wholly owned subsidiary corporation.. Mr. Zamida suggested that the property be held in Mr. Mohammed’s name and we concurred therein. The property was selected by Mr. Mohammed after consulting with Paul D. Gray, a professional geologist and geological consultant. No money was paid to Mr. Mohammed to hold the claim. No money will be paid to Mr. Mohammed to transfer the property to us. Mr. Mohammed has executed a declaration of trust wherein he has agreed to hold the property for us and will deliver title upon our demand. Mr. Mohammed has not provided us with a signed or executed bill of sale in our favor as of the date of this report. Mr. Mohammed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time because the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this report would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Mohammed will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Mohammed transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities and we will have no cause of action against Mr. Mohammed. Mr. Mohammed has agreed verbally with us not to cause the title to pass to another entity.

     To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

     Our claim is a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have performed limited work on the property. There is no assurance that a commercially viable mineral deposit, a reserve, exists in the property; in fact, the likelihood that a commercially viable mineral deposit exists is remote.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

     Mr. Gray suggested purchasing the claim to Mr. Mohammed. Mr. Mohammed, after reviewing the matter with Mr. Gray, agreed and accordingly it was decided to proceed with the project as discussed herein.

History of Previous Work

     There is evidence of previous exploration on the property, but no evidence of development or production.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. The only event that has been the registration of the property in Mr. Mohammed’s name and a physical examination of the property by Paul D. Gray, our professional geologist and consultant. Mr. Gray examined the surface and took samples. The samples did not reveal anything. Mr. Gray used a hammer, pick and sack to take samples. While Mr. Gray is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Before ore retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material.

      Our exploration program is designed to economically explore and evaluate the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to conduct our exploration as follows. We only have funds to complete Phase I and II. In order to complete Phases III and IV we will have to raise additional capital. We will proceed to Phases III and IV subject to Phase I and II being completed successfully.

PHASE I:

1.

Phase I: Geologist Property Inspection and Technical Report Generation: A two (2) day site visit, including travel, should be conducted by a Geologist. Samples should be collected and assayed with a view towards confirming historically reported assay values. In specific, the ZAP and WSW showings should be visited and if possible the Silver Queen. Effort should be made to re-establish historic grid locations and sample sites. Access and up to date Property conditions should also be gained. The Geologist should then author a Technical Report based on this inspection and sample assays. A program budget of $12,000 and duration of one (1) month (allowing for the site visit, assay turnaround and report generation) are required for this phase, which could be done any time between May and November. No work permits would be required for this phase of work.

PHASE II:

2.

Phase II: Systematic and Detailed Franklin Camp Data Compilation and Digitization: A geologist adept at GIS compilation should be employed to catalogue and digitize all available information on the Franklin camp and Luxor Projects. This data should be assembled into a single coherent GIS package which could be utilized to guide all future work on the Project. In particular a detailed geological basemap should be produced from this exercise. In addition, the geologist should garner a clear understanding of the identified mineralization within the Franklin Camp and apply that knowledge to exploration planning on the Luxor Property. A program budget of $3,000 and duration of six (6) days are required for this phase, which could be done any time. No work permits would be required for this phase of work.

PHASE III:

3.

Phase IIIA: Prospecting and Assessment of Luxor Property: A two (2) week reconnaissance prospecting program be undertaken by two (2) locally experienced prospectors over the Luxor Property. The existing 1:5,000 scale basemap for the Luxor Property should be adequate for this program (The 1:20,000 scale N.T.S. 092F.014 map sheet); alternatively, digital TRIM topography data is available in digital format for purchase for approximately $1,000 and could be enlarged for this purpose. The program would focus on bedrock exposure location (GPS Survey) and systematic sampling as well as a preliminary soil sampling program in the defined anomalous areas of the project (all with subsequent assaying). A program budget of $28,000 and duration of two (2) weeks are required for this phase, which could be done any time between May and November. No work permits would be required for this phase of work.

4.

Phase IIIB: Grid-based Geochemical Survey: A GPS surveyed flag grid be established over the Luxor Property covering an area of approximately two (2) km2 (the southern portion of the claim). The line spacing for the grid should be 100 metres, with a minimum of 10, 1,500 metre N-S lines over the area east of Burrell Creek. A total of 15 line kilometers (minimum) would be required for this program. Soil geochemistry (C soil horizon focus) should be sampled on 50 metre centres; for a total of 300 samples. Three (3) weeks for two (2) prospectors would be required to establish and sample the grid.  Geological and structural mapping of the grid by a geologist should also be conducted during this program, along with rock grab and representative chip sampling of any significant mineral occurrences discovered. A program budget of $40,000 would be necessary for this phase and could be conducted between May and November. Phase IIA prospecting could easily be combined with this Phase for economies of scale. No work permits would be required for this phase of work.

5.

Phase IIIC: Geophysical Survey: An Induced Polarization (I.P.) and coincident VLF/EM survey program be conducted over the same grid as above. The program would be designed to assess the near surface (>200 metres depth) mineralization potential of the property. The program should take an estimated 10 days to conduct at an approximate cost of $33,000.00. Phase IIA/B Prospecting and Geochemical surveying could be combined with this Phase easily. A Notice of Work Permit and reclamation bond will be required to be applied for and authorized by the B.C. Ministry of Energy, Mines and Petroleum Resources for this program. The creation and granting of the permit will require an approximate one (1) month window before the work in conducted. The work could be conducted anytime between May and November.

6.

Phase IIID: Technical Report and Assessment Work: A N.I. 43-101 Technical Report should be prepared after the completion of Phase I. This would which take approximately 1 month to complete and cost an estimated about $15,000. Additionally, a report should be prepared and filed with the Provincial Government to apply the Phase I expenses to the Luxor Property (estimated cost of report and filings, $2,500).

PHASE IV:

7.

Phase IVA: Luxor North-West Prospecting and Grid Expansion: A GPS surveyed flag grid be established over the Luxor Property covering an area of approximately two (3) km2 (the north and western portion of the claim; west of Burrell Creek). The line spacing for the grid should be 100 metres, with a minimum of 10, 2,000 metre N-S lines over the area east of Burrell Creek. A total of 20 line kilometers (minimum) would be required for this program. Soil geochemistry (B or C soil horizon focus) should be sampled on 50 metre centres; for a total of 400 samples. Three (4) weeks for two (2) prospectors would be required to establish and sample the grid. Geological and structural mapping of the grid by a geologist should also be conducted during this program, along with rock grab and representative chip sampling of any significant mineral occurrences discovered. This grid should then be run with an I.P Program as in Phase IIC. A program budget of $100,000 would be necessary for this phase and could be conducted between May and November. A

Notice of Work Permit Update (amendment) and additional reclamation bond will be required to be applied for and authorized by the B.C. Ministry of Energy, Mines and Petroleum Resources for this program.

8.

Phase IVB: Mechanical Trenching/Diamond Drilling: Should Phase II/IIIA results warrant, a mechanical trenching and or diamond drilling program should be conducted to test the defined anomalies as well as open the WSW and ZAP showings up for more detailed assessment. A new (or amended) Notice of Work application to the B.C. Ministry of Energy, Mines and Petroleum Resources would be required as well as an increase of the reclamation bonding for this program. The estimated budget for a trenching and/or Diamond Drilling program would be $250,000 and take a total of three (3) months to complete. Updated technical reports should follow on the completion of Phase II, (another $15,000).

PHASE I

Table 19-1: Property Inspection / Technical Report Generation – PHASE I

Work	Notes	Number	Cost	Work Cost
Property Inspection	Geologist Consultant	3 days	$650 / day	$1,950
Technical Report	Geologist Consultant	3 days	Assays/Writing	$1,950
Total with Contingency	Including work			$12,000
	from this report

PHASE II

Table 19-2: Franklin Camp Data GIS Compilation – PHASE II

Work	Notes	Number	Cost	Work Cost
Research	Consultant	2 days	$500/day	$1,000
GIS Database	Consultant	4 days	$500/day	$2,000
Total	Including work			$3,000
	from this report

PHASE III

Table 19-3: Property Exploration – PHASE IIIA

Work	Notes	Number	Cost	Work Cost
Base Map Preparation	Consultant	1 day	$1,000	$1,000
Prospect/Sampling	2 Prospectors	28 man days	$300/man day	$8,400
Geological Control	Geologist	5 days	$650/man day	$3,250
Expenses	Truck, hotel, food	30 days	$180 /day	$5,400
Supplies	Sampling Gear		$1,000	$1,000
Analyses	Rock / Soil	200 samples	$25/sample	$5,000
Compilation	Consultant	2 days	$650 /day	$1,300
Total with Contingency				$28,000

Table 19-4: Luxor Grid Geochemistry – PHASE IIIB

Work	Notes	Number	Cost	Work Cost
Prospecting	2 Prospectors	38 man days	$300/man day	$11,400
Geology Control	1 Geologist	6 days	$650 /day	$3,900
Expenses	Truck, hotel, food	40 man days	$180/day	$7,200
Analyses	Soils, Rocks	350 samples	$25/sample	$8,750
Supplies	Sampling Gear		$2,000	$2,000
Compilation	Consultant	2 days	$650/day	$1,300
Total with Contingency				$40,000

Table 19-5: Luxor Grid Geophysics – Phase IIIC

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	1 day	$700 /day	$700
Bond to MEMPR	Reclamation	1	$2,000	$2,000
I.P. / VLF-EM	Consultant	10 days	$1,750/linekm	$28,000
Consultant Support	Prospector	10 days	$300/day	$3,000
Total with Contingency				$33,000

Table 19-6: Technical Report – Phase IIID

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	25 days	$600 /day	$15,000
Totals				$15,000

PHASE IV

Table 19-7: Luxor NW Grid Geochemistry and Geophysics – PHASE IVA

Work	Notes	Number	Cost	Work Cost
Prospecting	2 Prospectors	64 man days	$300/man day	$19,200
Geology Control	1 Geologist	10 days	$650 /day	$6,500
Expenses	Truck, hotel, food	70 man days	$180 /day	$12,600
Analyses	Soils, Rocks	450 samples	$25/sample	$11,250
Supplies	Sampling Gear		$$2,000	$2,000
Compilation	Consultant	2 days	$650 /day	$1,300
Notice of Work Update	Consultant	1 day	$700 /day	$700
Bond to MEMPR	Reclamation	1	$1,000	$1,000
I.P. / VLF-EM	Consultant	10 days	$1,750/linekm	$38,000
Consultant Support	Prospector	10 days	$300 /day	$3,000
Total with Contingency				$100,000

Table 19-8: Trenching and Diamond Drilling – Phase IVB

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	2 days	$700/day	$1,400
Bond to MEMPR	Reclamation	Trench/Drill		$10,000
Trenching	Contractor	10 days	$1000/day	$10,000
Diamond Drilling	Contractor	1500 metres	$100/metre	$150,000
Geology, Log Core	Geologist	30 days	$700/day	$21,000
Core Splitter	Labour	30 days	$250/day	$7,500
Expenses	Truck/hotel/food	30 days	$250/day	$7,500
Analyses	Rocks, Core	300 samples	$25/sample	$7,500
Compilation	Geologist	6 days	$700/day	$4,200
Total with				$250,000
Contingency

Table 19-9: Technical Report – Phase IVC

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	28 days	$700 /day	$19,600
Totals				$19,600

     The breakdown of estimated times and dollars was made by Mr. Mohammed in consultation with Mr. Gray.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet, and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operation in the fall of 2008, weather permitting.

     If we do not find mineralized material on the property, Mr. Mohammed will allow the claim to expire and we will cease activities.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $1,000 and $2,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

     We are in compliance with applicable laws and will continue to comply with applicable laws in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the British Columbia Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $1,000 to $2,000, depending upon the number of holes drilled.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than our sole officer and director. Our sole officer and director is a part-time employee and will devote about 10% of his time to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Mohammed will handle our administrative duties. Because Mr. Mohammed is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Tenure No.	Name	Owner	Expiration
552012	Luxor	Partick Mohammed	January 18, 2009

     The property was selected because gold and platinum have been discovered in the area.

     The Luxor property consists of one located mineral claim comprising a total of 45 cells on 2,333.920 acres.

Location and Access

     The Luxor Property is located in the Greenwood Mining Division, in the Boundary District, of South Central British Columbia, Canada. The mineral claim comprising the Property is centered at UTM Zone 11, 548l802N. 398203E. (49028' 38" N. Latitude; 118023' 25" W. Longitude), and situated on N.T.S. map sheet 082E (1:250,000), 082E/8 (l:50,000) and 82E.048 and 82E.049 (l:20,000). The Property consists of forty-five (45) MTO Cell Claims comprising the B.C. MTO Mineral Claim "LUXOR" (#552012), covering 944.504 Hectares (2333.920 Acres). The Luxor Property is 100% owned by Patrick Mohammed. Figures 3-1, 3-2, 3-3 and 3-4 illustrate project location and infrastructure at four scales.

     The Luxor Property (Tenure number 552012) consists of forty-five (45) contiguous MTO Cell mineral claims amalgamated on February 14,2007 by David Anthony Zamida (B.C. MTO event number 4141666) through the B.C. Government's Mineral Tenure Staking On-Line System (MTO). As per a Bill of Sale dated July 3, 2007 Patrick Mohammed purchased the Luxor Mineral Claim for $5,000.00, resulting in a 100% ownership of the subject claims, with a 1% Net Smelter Royalty in favour of David Zamida (0.5% of the Royalty is purchasable by Aurum for $2,000,000 at any time prior to July 4, 2017).

     All underlying Crown Grants Lots which predate the mineral titles have reverted back to the Crown and are therefore no longer valid. Mineral tenure 552012 holds all subsurface rights within it's boundaries.

Map 1

LUXOR
MINERAL
CLAIM
N

Mineral Tenures (Numbers)
Roads
Lakes
Rivers

PDG Geological Consulting Luxor Project Technical Report 2007		TITLE Luxor Project Tenure and Access Map		
		FILENAME LXTITLES.CDR	PROJECT NUMBER 07-103	DRAWING NUMBER 3-4

-15-

Map 2

YUKON
N.W.T.
N
BRITISH COLUMBIA
ALBERTA
Prince Rupert
Prince George
LUXOR PROPERTY
Kamloops
49°
VANCOUVER
Victoria
WASHINGTON
SEATTLE
120°
60°
Legend
Road
Border
City
Property Location
KILOMETRES

PDG Geological Consulting Luxor Project Technical Report 2007	TITLE Luxor Project - Property Location		
FILENAME LXBCLOC.CDR	PROJECT NUMBER 07-103	DRAWING NUMBER 3-1	

-16-

Climate

     The climate of the Property is typical of the mountainous regions south central and southwest British Columbia, with warm wet summers and cold, long winters. Snow accumulates to over two meters in the mountains and valleys of the Property. Year round development and mining is impossible.

Physiography

     The Property is situated in the southern Monashee Mountains of the Columbia Mountains Chain, on the western flank of the Christina Range, an area of typically rugged and steep relief. The terrain over the Property consists of moderately steep-sided mountains, covered in second growth forest and clear-cut timber harvest areas. Elevations within the Property boundaries range from 720 meters above sea level at the southern boundary of the Property to a maximum of 1,175 meters above sea level at the northwest end of the Property.

     The Property is heavily wooded with mixed coniferous forest on the slopes and deciduous trees (aspen, cottonwood, and birch) defining the valley bottoms. Douglas fir, western larch, lodgepole pine, white spruce and western red cedar are the common species of tree seen on the Property.

Regional Geology

     The Property lies in the northern portion of the Boundary District of south central British Columbia and is centered just south the historic Franklin Mining Camp. In broad terms the area is a graben-derived terrain consisting of Triassic-Jurassic volcanics and sediments enclosed within and/or intruded by Jurassic-Cretaceous and Tertiary granitic rocks. Late Tertiary volcanic and sedimentary lithologies cover much of the region.

     Eocene sediments and volcanics overlay the older rocks of the area. The oldest of the Tertiary rocks are conglomerate and arkosic to tuffaceous sediments of the Eocene Kettle River Formation. These sediments are overlain by andesitic to trachytic lavas of the Eocene Marron Formation, and locally by rhyolite flows, in the Franklin Camp. The Marron volcanics are unconformably overlain by lahars and volcanics of the Eocene Klondike Mountain Formation. Epithermal gold mineralization, related to Eocene structural activity, is theorized to have been important source of gold in the Boundary District.

     The major Granby Fault (locally referred to as the Burrell Creek Fault), a north trending normal fault separates the gneisses from the younger rocks to the west. The Granby Fault forms the eastern boundary to the Republic graben in Washington State, and it can be traced for more than 100 kilometers north to the Franklin Camp, where it follows Burrell creek. An east-west near vertical structure hosts the significant mineralized quartz veins in the Franklin Camp (the Union Mine), and major north-south faults underlie the principal valleys in the Camp. The Burrell Creek Fault extends through the Luxor Property and Franklin Camp.

Property Geology

     The Property lies within four kilometers south of the center of the Franklin Mining Camp. The Franklin Camp overlies an inlier of Paleozoic to Mesozoic volcanic and sedimentary rocks of the Franklin Group, surrounded by Mesozoic and Tertiary intrusive (plutonic) rocks.

     The oldest rocks exposed in the Franklin Camp and on the Property are a sequence of sediments, volcanics and related intrusives referred to as the Franklin Group. These Franklin Group lithologies are intruded by granodiorite and diorite of the Jurassic-Cretaceous Nelson Plutonic (including the Averill) complex and syenite and lamprophyre dykes and stocks of the Eocene Coryell suite. These units are overlain by andesite and trachyte flows of the Eocene Marron Formation.

     A northerly trending system of Cretaceous to Tertiary faults, known regionally as the Granby Fault, and locally as the Burrell Creek fault, runs along eastern edge of the Property. Westerly trending cross-cutting structures have been repeatedly identified on the Property. The Burrell Creek fault was active during the Coryell emplacement period, and may have acted as a conduit for percolating fluids which subsequently altered the Tertiary volcanics. The east-west trending structures have been interpreted to represent stress features relating to the Burrell fault. Highly silicifed and disseminated pyrite alteration has been noted around these north-south and east-west structures.

     The Coryell intrusive rocks on the Property are salmon colored and contain 5-10% chlorite after hornblende, magnetite is also common. Grain size varies from fine grained to orthoclase phenocrysts and megacrysts of up to 15 cm long.

     The volcanic sequences on the Property are predominantly medium gray-green andesite to felsic flows and fragmentals with minor limy horizons as well as fine grained dark tuffs. Altered margins of the tracytic volcanics can contain feldspar lathes. Vitrious outcrops within the volcanics may to represent zones of siliceous alteration or perhaps rhyolitic flows.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “ARMX.” A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 05-01-08 to 07-31-08	0.00	0.00
Third Quarter 02-28-08 to 04-30-08	0.00	0.00
Second Quarter 11-01-07 to 01-31-08	0.00	0.00
First Quarter 08-01-07 to 10-31-07	0.00	0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 05-01-07 to 07-31-07	0.00	0.00
Third Quarter 02-27-07 to 04-30-07	0.00	0.00
Second Quarter 11-01-06 to 01-31-07	0.00	0.00
First Quarter 08-01-06 to 10-31-06	0.00	0.00

     In May 2007, we issued 5,000,000 shares of common stock to Mr. Mohammed, our sole officer and director in consideration of $0.001 per share or a total of $5,000.

     In June 2007, we issued 2,800,000 shares of common stock to twenty individuals in consideration of $0.01 per share or a total of $28,000. Further in July 2007, we issued 560,000 shares of common stock to twenty individuals in consideration of $0.05 per share or a total of $28,000. All of the shares were issued pursuant to Regulation S of the Securities Act of 1933 in that all of the shares were sold outside the United States of America to non-US persons. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was made to anyone.

     On July 16, 2008, we issued 500,000 restricted shares of common stock to Patrick Mohammed, our president, in consideration of services rendered valued at $500. The foregoing 500,000 shares constituted more than 5% of our total outstanding shares at the time of issuance. The shares were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States and Mr. Mohammed is not a U.S. person as defined in Regulation S. The foregoing transaction was not reported in Item 3.02 of Form 8-K.

     On October 15, 2008, the closing price of our common stock, as reported by the OTC Bulletin Board was $0.00. As of October 15, 2008, a total of 8,860,000 shares of common stock was issued and outstanding. Of these shares, 5,500,000 shares are freely tradable and 3,360,000 shares are restricted securities as defined in Rule 144 of the Securities Act. As of October 15, 2008, we had forty-one holders of record of our common stock.

Cash Dividends

     As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Unregistered Sale of Equity Securities Not Previously Reported

     On July 16, 2008, we issued 500,000 restricted shares of common stock to Patrick Mohammed, our president, in consideration of services rendered valued at $500. The foregoing 500,000 shares constituted more than 5% of our total outstanding shares at the time of issuance. The shares were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States and Mr. Mohammed is not a U.S. person as defined in Regulation S. The foregoing transaction was not reported in Item 3.02 of Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

     This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We will be conducting research in the form of exploration of the Property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Milestones

     The following are our milestones:

     1. September 2008 - October 2008 - Review information in order to decide if we will proceed further with exploration.

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

     To become profitable and competitive, we must conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities From Inception on April 27, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We began our exploration in June 2008. The Luxor property was visited by our geologist Paul D. Gray, P.Geo., on June 24, 2008 to complete Phase I and II of our exploration program and 14 assay samples were collected from the Property. The 2008 samples were all documented, bagged, an assay sample sheet inserted and subsequently sealed. Photos of each sample site were taken. Post-program on June 30, 2008, the samples were hand delivered to ACME Analytical Labs by Mr. Paul Gray. At no time, prior to the time of sampling, was anyone with or associated with Aurum Explorations Inc, advised as to the location or identification of any of the samples to be collected by Mr. Gray. All samples remained with Mr. Gray until submission to the ACME Labs. In August of 2008 a technical report was created based on the discoveries and information gathered in our first 2 phases.

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

     On July 16, 2008, we issued 500,000 restricted shares of common stock to Patrick Mohammed, our president, in consideration of services rendered valued at $500.00. The foregoing 500,000 shares constituted more than 5% of our total outstanding shares at the time of issuance. The shares were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States and Mr. Mohammed is not a U.S. person as defined in Regulation S. The foregoing transaction was not reported in Item 3.02 of Form 8-K.

     As of July 31, 2008, our total assets were $3,581 and our total liabilities were $42,389.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

To the Board of Directors and Stockholders Aurum Explorations, Inc. Richmond, B.C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Aurum Explorations, Inc. as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from April 27, 2007 (inception) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum Explorations, Inc. as of July 31, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from April 27, 2007 (inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S. Williams & Webster, P.S. Certified Public Accountants Spokane, Washington October 29, 2008

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)
	July 31,	July 31,
	2008	2007
ASSETS

Current
Cash	$3,581	$33,281

TOTAL ASSETS	$3,581	$33,281

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,028	$7,000
Accounts payable – related party	42,389	1,165
Total Liabilities	34,889	8,165

STOCKHOLDERS’ EQUITY (Deficit)

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 (2007 - 8,360,000) shares issued and outstanding	8,860	8,360

Additional Paid-In Capital	65,196	55,051

Subscriptions Receivable	-	(4,200)

Deficit Accumulated During The Exploration Stage	112,864	(34,095)

Total Stockholders' Deficit	(38,808)	25,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,581	$33,281

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
For the period from April 27, 2007 (inception) to
July 31, 2008

(Stated in U.S. Dollars)

		For the period	For the period
		from April 27,	From April 27,
	For the	2007	2007 (inception)
	Year ended	(inception) to	to
	July 31,	July 31,	July 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Exploration and development	8,666	8,016	16,682
Filing fees	521	15,914	16,435
Office and miscellaneous	15,083	3,165	18,248
Professional fees	54,499	7,000	61,499

Net Loss and Comprehensive Loss For The Period	$78,769	$34,095	$112,864

Basic And Diluted Loss Per Common
Share	$(0.01)	$(0.02)

Weighted Average Number Of Common
Shares Outstanding	8,360,548	1,763,333

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM APRIL 27, 2007 (INCEPTION) TO JULY 31, 2008
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
					ACCUMULATED
					DURING
			ADDITIONAL	STOCK	THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Balance, April 27, 2007 (Date of
inception)	-	$-	$-	$ - $	-	$-

Founding shares
Issued for cash at par	5,000,000	5,000	-	-	-	5,000

Shares issued for cash
Between $0.01 and $0.05	3,276,000	3,276	48,524	-	-	51,800

Subscriptions receivable	84,000	84	4,116	(4,200)	-	-

Donated rent and services	-	-	2,411	-	-	2,411

Net loss for the period	-	-	-	-	(34,095)	(34,095)

Balance, July 31, 2007	8,360,000	8,360	55,051	(4,200)	(34,095)	25,116

Cash received for subscription
Receivable	-	-	-	4,200	-	4,200

Shares issued for services	500,000	500	-	-	-	500

Donated rent and services	-	-	10,145	-	-	10,145

Net loss for the year	-	-	-	-	(78,769)	(78,769)

Balance, July 31, 2008	8,860,000	$8,860	$65,196	$ - $	(112,864)	$(38,808)

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				For the period		For the period
				from April 27,		From April 27,
		For the		2007		2007
		Year ended		(inception) to		(inception) to
		July 31,		July 31,		July 31,
		2008		2007		2008

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period		$(78,769)		$(34,095)		$(112,864)

Adjust for non-cash items
Shares issued for services		500		-		500
Donated rent and services		10,145		2,411		12,556

Changes in non-cash working capital
Items
Accounts payable and accrued liabilities		14,028		7,000		21,028

		(54,096)		(24,684)		(78,780)
Cash Flows From Financing Activities
Due to director		20,196		1,165		21,361
Shares issued for cash		-		56,800		56,800
Cash received on subscriptions		4,200		-		4,200
		28,068		57,965		86,033

Increase (Decrease) In Cash		(29,700)		33,281		3,581

Cash, Beginning Of Period		33,281		-		-

Cash, End Of Period		$3,581		$33,281		$3,581

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$		$		$
Income taxes paid		-		-		-

Non cash investing and financing activities
Shares issued for subscription		0		$4,200		$4,200

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements.

Basic and Diluted Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At July 31, 2007 and 2008, the Company has no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and term deposit with a term to maturity of less than three months from the date of purchase.

Exploration Stage Company

The Company is considered to be in the exploration stage.

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project is made and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Other Comprehensive Income

The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, and the Company has no assets with value recorded in Canadian dollars, there is no recognition of other comprehensive income in the financial statements.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $112,864 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006 and was adopted in 2007 with no impact.

Income taxes are provided for based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

Recent Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company does not expect this pronouncement to have a significant impact on the financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2008 and the Company does not expect this pronouncement to have a significant impact on the financial position, results of operations or cash flows.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company does not expect this pronouncement to have a significant impact on the financial position, results of operations or cash flows.

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assts and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

Regulatory Matters

The Company and its mineral property interest are subject to a variety of federal and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Revenue Recognition

The Company's revenue recognition policy is in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - MINERAL PROPERTY

In 2007, the Company, through its President, obtained a 100% undivided right, title and interest in a mineral claim in the Luxor Gold Silver Copper Prospect, near Grand Forks, British Columbia, Canada for 5,000Cdn and a 1% net smelter royalty. The company has the right to purchase 50% of the net smelter return royalty anytime up to July 4, 2017 for $2,000,000Cdn.

The Company engaged a geologist to prepare a technical report on the property to be completed subsequent to year-end at an estimated cost of $15,000.

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

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

In June, 2007, the Company issued 2,800,000 common shares at $0.01 for total cash proceeds of $28,000.

In July, 2007, the Company issued 476,000 common shares at $0.05 for total cash proceeds of $23,800.

In July, 2007, the Company issued 84,000 common shares at $0.05 for a subscription receivable of $4,200 which was received during the year.

In July, 2008, the Company issued 500,000 common shares at $0.001 ($500) to the president and director of the Company for services rendered.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	July 31,	July 31,
	2008	2007
Computed expected (benefit of) income taxes	$26,781	$11,592
Increase in valuation allowance	(26,781)	(11,592)
Income tax provision	$-	$-

AURUM EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES

Significant components of the Company’s deferred income tax assets are as follows:

	July 31,	July 31,
	2008	2007
Net operating loss carry forward	$112,800	$34,000
Deferred income tax asset	38,000	11,500
Valuation allowance	(38,000)	(11,500)
Net deferred tax assets	$-	$-

At July 31, 2008, the Company has net operating loss carryforwards of approximately $112,800 which expires as follows:

2027	$34,000
2028	78,800
$112,800

The change in the valuation allowance from 2007 to 2008 was $26,500.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2007 the President purchased 5,000,000 common shares at par for total consideration of $5,000.

During the period ended July 31, 2008 the President received 500,000 common shares at par in exchange for services rendered.

The sole director also provided rent and administrative services for the period with a value of $10,145 (2007 - $2,411) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

Accounts payable – related party is an amount due to the director is non-interest bearing and has no specific terms of repayment. The amount due to the director is for expenses paid on behalf of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2008, included in this report have been audited by Williams & Webster, P.S., Independent Registered Public Accounting Firm, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

PART III

ITEM 9A. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

     In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

     Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

     Management of Aurum Explorations, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

     A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness identified is disclosed below:

     Ineffective Control Environment. Critical elements of an effective control environment are absent from the Company’s controls, including independent oversight of financial reporting, internal control, and business transactions. The President is responsible for every aspect of the Company’s operations except financial reporting, and executes all Company transactions. The individual responsible for preparing the financial statements relies solely on the information received from the President to update the Company’s accounting records. Communication breakdowns between the President and the preparer of the financial statements results in the auditors’ identifying required material adjustments to the financial statements.

     As a result of the material weakness in internal control over financial reporting described above, the Company management has concluded that, as of July 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

     As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Patrick Mohammed	35	president, principal executive officer, principal financial
10431 Caithcart Road		officer, secretary, treasurer and a member of the
Richmond, British Columbia		board of directors
Canada V6X 1N3

     The person named above has held his offices/positions since April 27, 2007 and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Patrick Mohammed, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

     Patrick Mohammed has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors since our inception on April 27, 2007. Mr. Mohammed is in the 4th level of the Certified General Accountant designation. Since May 2000, Mr. Mohammed has been employed by the Insurance Corporation of British Columbia located in North Vancouver, B.C. From May 2000 to May 2003, Mr. Mohammed held the position of regional financial reporting accounting at Insurance Corporation of British Columbia . His duties included preparing regional financial reports, assisting workers with ad hoc financial data and reports, and also preparation of financial reports for managers. Since May 2003, Mr. Mohammed has held the position of accountant for financial reporting and design at Insurance Corporation of British Columbia. Duties include preparing financial reports for managers and executives, prepare presentations for board of directors and executives, assist employees with financial data an accounting systems, and assist with systems testing and design. Other than being a member of our board of directors, Mr. Mohammed has not served on the board of directors of any public companies in the last five years.

     During the past five years, Mr. Mohammed has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Mohammed was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Mohammed’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflicts of Interest

     We believe Mr. Mohammed will not be subject to conflicts of interest since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event Mr. Mohammed resigns as our sole officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years ending July for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Patrick Mohammed	2008	0	0	500	0	0	0	0	500
President, Secretary,	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Employment Agreements

We have not entered into employment agreements with our sole officer.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table sets forth all compensation paid to our sole director for the fiscal year ended July 31, 2008:

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Patrick Mohammed	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

Pension Benefits and Compensation Plans

     We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

     SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-incontrol, or from a change in any executive officer's responsibilities following a change-in-control.

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Ownership [1]	Number of Shares	Ownership
Patrick Mohammed	5,500,000	62.08%
10431 Caithcart Road
Richmond, BC
Canada V6X 1N3

All Officers and Directors	5,500,000	62.08%
as a Group (1 person)

[1]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mr. Mohammed is the only "promoter" of our company.

Future Sales of Shares

     A total of 8,860,000 shares of common stock are issued and outstanding. Of the 8,860,000 shares outstanding, 5,500,000 are restricted securities as defined in Rule 144 of the Securities Act of 1933 and 3,360,000 are free trading.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

     In May 2007, we issued a total of 5,000,000 shares of restricted common stock to Patrick Mohammed, our sole officer and director. This was accounted for as an acquisition of shares of common stock in the amount of $5,000.

     Mr. Mohammed purchased the property from David Zamida in consideration of the future payment of a 1% smelter royalty, 0.5% of which is purchasable for CAN$2,000,000. The terms of the transaction with Mr. Zamida were at arm’s length and Mr. Zamida was not our affiliate. Mr. Mohammed will transfer the claims to us if mineralized material is found on the claims. Mr. Mohammed will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     For the period ended July 31, 2007, the Company put forth a total of $300 per month for donated and $550 per month for donated services of office space and services provided by our president Mr. Mohammed.

     On July 16, 2008, we issued 500,000 restricted shares of common stock to Patrick Mohammed, our president, in consideration of services rendered valued at $500.00. The foregoing 500,000 shares constituted more than 5% of our total outstanding shares at the time of issuance. The shares were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States and Mr. Mohammed is not a U.S. person as defined in Regulation S. The foregoing transaction was not reported in Item 3.02 of Form 8-K.

     Mr. Mohammed is our only promoter. He has not received or will receive anything of value from us, directly or indirectly in his capacities as a promoter.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$19,900	Williams & Webster, P.S. Certified Public Accountants.
2007	$21,200	Williams & Webster, P.S. Certified Public Accountants.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Williams & Webster, P.S. Certified Public Accountants.
2007	$-0-	Williams & Webster, P.S. Certified Public Accountants.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Williams & Webster, P.S. Certified Public Accountants.
2007	$-0-	Williams & Webster, P.S. Certified Public Accountants.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Williams & Webster, P.S. Certified Public Accountants.
2007	$-0-	Williams & Webster, P.S. Certified Public Accountants.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	10/29/07	3.1
3.2	Bylaws.	SB-2	10/29/07	3.2
4.1	Specimen Stock Certificate.	SB-2	10/29/07	4.1
10.1	Bill of Sale from David Zamida	SB-2	10/29/07	10.1
10.2	Trust Agreement	SB-2	10/29/07	10.2
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive and Principal				X
	Accounting Officer promulgated under the Securities
	and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive and Chief Financial				X
	Officer pursuant Section 906 of the Sarbanes-Oxley
	Act of 2002.
99.1	Subscription Agreement	SB-2	10/29/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of October, 2008.

AURUM EXPLORATIONS, INC.

BY:	PATRICK MOHAMMED
Patrick Mohammed, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	10/29/07	3.1
3.2	Bylaws.	SB-2	10/29/07	3.2
4.1	Specimen Stock Certificate.	SB-2	10/29/07	4.1
10.1	Bill of Sale from David Zamida	SB-2	10/29/07	10.1
10.2	Trust Agreement	SB-2	10/29/07	10.2
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive and Principal				X
	Accounting Officer promulgated under the Securities
	and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive and Chief Financial				X
	Officer pursuant Section 906 of the Sarbanes-Oxley
	Act of 2002.
99.1	Subscription Agreement	SB-2	10/29/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X