Form 10-K/A
period 2008-07-31
Aurum Explorations, Inc.
filed 2008-11-12
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2008: $0.00.

EXPLANATORY NOTE

This amendment is being filed to correct the liability section of the balance sheet for the period ending July 31, 2008 and to revise Note 6 thereto.

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

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 29, 2008

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	July 31,
	2008	2007

ASSETS
Current
Cash	$3,581	$33,281
TOTAL ASSETS	$3,581	$33,281

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,028	$7,000
Accounts payable – related party	21,361	1,165
Total Liabilities	42,389	8,165

STOCKHOLDERS’ EQUITY (Deficit)

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 (2007 - 8,360,000) shares issued and outstanding	8,860	8,360

Additional Paid-In Capital	65,196	55,051

Subscriptions Receivable	-	(4,200)

Deficit Accumulated During The Exploration Stage	112,864	(34,095)

Total Stockholders' Deficit	(38,808)	25,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,581	$33,281

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

	AURUM EXPLORATIONS, INC.
	(An Exploration Stage Company)
	STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
	PERIOD FROM APRIL 27, 2007 (INCEPTION) TO JULY 31, 2008
	(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
					ACCUMULATED
					DURING
			ADDITIONAL STOCK	STOCK	THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Balance, April 27, 2007 (Date of
inception)	-	$-	$-	$ - $	-	$-

Founding shares
Issued for cash at par	5,000,000	5,000	-	-	-	5,000

Shares issued for cash
Between $0.01 and $0.05	3,276,000	3,276	48,524	-	-	51,800

Subscriptions receivable	84,000	84	4,116	(4,200)	-	-

Donated rent and services	-	-	2,411	-	-	2,411

Net loss for the period	-	-	-	-	(34,095)	(34,095)

Balance, July 31, 2007	8,360,000	8,360	55,051	(4,200)	(34,095)	25,116

Cash received for subscription
Receivable	-	-	-	4,200	-	4,200

Shares issued for services	500,000	500	-	-	-	500

Donated rent and services	-	-	10,145	-	-	10,145

Net loss for the year	-	-	-	-	(78,769)	(78,769)

Balance, July 31, 2008	8,860,000	$8,860	$65,196	$ - $	(112,864)	$(38,808)

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

Revenue Recognition

The Company's revenue recognition policy is in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

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

Accounts payable – Patrick Mohammed, the Company’s sole officer and director, a related party is owed $21,361. The amount due Mr. Mohammed is non-interest bearing and has no specific terms of repayment. The amount due Mr. Mohammed is for expenses paid on behalf of the Company.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date Number		herewith
3.1	Articles of Incorporation.	SB -2	10/29/07	3.1
3.2	Bylaws.	SB-2	10/29/07	3.2
4.1	Specimen Stock Certificate.	SB-2	10/29/07	4.1
10.1	Bill of Sale from David Zamida	SB-2	10/29/07	10.1
10.2	Trust Agreement	SB-2	10/29/07	10.2
14.1	Code of Ethics.	10-K	10/29/08	14.1
31.1	Certification of Principal Executive Officer				X
	and Principal Accounting Officer pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Subscription Agreement	SB -2	10/29/07	99.1
99.2	Audit Committee Charter.	10-K	10/29/08	99.2
99.3	Disclosure Committee Charter.	10-K	10/29/08	99.3

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008.

AURUM EXPLORATIONS, INC.

BY: PATRICK MOHAMMED
Patrick Mohammed, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date Number		herewith
3.1	Articles of Incorporation.	SB -2	10/29/07	3.1
3.2	Bylaws.	SB-2	10/29/07	3.2
4.1	Specimen Stock Certificate.	SB-2	10/29/07	4.1
10.1	Bill of Sale from David Zamida	SB-2	10/29/07	10.1
10.2	Trust Agreement	SB-2	10/29/07	10.2
14.1	Code of Ethics.	10-K	10/29/08	14.1
31.1	Certification of Principal Executive Officer				X
	and Principal Accounting Officer pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Subscription Agreement	SB -2	10/29/07	99.1
99.2	Audit Committee Charter.	10-K	10/29/08	99.2
99.3	Disclosure Committee Charter.	10-K	10/29/08	99.3