Form 10-Q
period 2008-10-31
Aurum Explorations, Inc.
filed 2008-12-15
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10431 Caithcart Road
Richmond, British Columbia
Canada V6 X 1N3
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,360,000 as of December 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	July 31,
	2008	2008
	(unaudited)

ASSETS

Current
Cash	$3,848	$3,581

TOTAL ASSETS	$3,848	$3,581

LIABILITIES

Current
Accounts payable and accrued liabilities	$31,327	$21,028
Accounts payable – related party (note 6)	29,838	21,361
TOTAL LIABILITIES	61,165	42,389

STOCKHOLDERS’ EQUITY

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,360,000 shares issued and outstanding	8,860	8,860

Additional Paid-In Capital	67,522	65,196

Deficit Accumulated During The Exploration Stage	(133,699)	(112,864)

TOTAL STOCKHOLDERS’ EQUITY	(57,317)	(38,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,848	$3,581

See accompanying condensed notes to these interim financial statements.

F -1

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			For the period from
	For the three	For the three	April 27, 2007
	Months ended	months ended	(inception) to
	October 31,	October 31,	October 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Exploration and development	1,009	4,492	17,691
Filing fees	-	-	16,435
Office and miscellaneous	2,501	3,547	20,749
Professional fees	17,325	11,704	78,824

Net Loss and Comprehensive Loss For The Period	$20,835	$19,743	$133,699

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	8,860,000	8,360,000

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			For the period from
	For the three	For the three	April 27, 2007
	months ended	months ended	(inception) to
	October 31,	October 31,	October 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period	$(20,835)	$(19,743)	$(133,699)

Adjust for non-cash items
Shares issued for services	-	-	500
Donated rent and services	2,326	2,492	14,882

Changes in non-cash operating working capital
Accounts payable and accrued liabilities	10,299	6,851	31,327

	(8,210)	(10,400)	(86,990)

Cash Flows From Financing Activities
Due to director	8,477	161	29,838
Shares issued for cash	-	-	56,800
Cash received on subscription	-	4,200	4,200
	8,477	4,361	90,838

Increase (Decrease) In Cash	267	(6,039)	3,848

Cash, Beginning Of Period	3,581	33,281	-

Cash, End Of Period	$3,848	$27,242	$3,848

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	-
Income taxes paid	-	-	-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $133,699 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $70,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. While the information presented in the accompanying three month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented following the same accounting principles and methods of their application as the most recent annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s audited annual July 31, 2008 financial statements.

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
OCTOBER 31, 2008
(Unaudited)
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

As at October 31, 2008 and 2007, there were no outstanding stock options or warrants

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	October 31,	July 31,
	2008	2008
	(unaudited)

Computed expected (benefit of) income taxes	$7,084	$26,781

Increase in valuation allowance	(7,084)	(26,781)

Income tax provision	$-	$-

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	October 31,	July 31,
	2008	2008
	(unaudited)

Net operating loss carry forward	$133,700	$112,000

Deferred income tax asset	45,000	38,000

Valuation allowance	(45,000)	(38,000)

Net deferred tax assets	$-	$-

At October 31, 2008 the Company has net operating loss carryforwards of approximately $133,700 which expire as follows. The Company established a valuation allowance account totaling $45,000 at October 31, 2008.

2027	-	$34,200
2028	-	$78,800
2029	-	$20,700

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $2,326 (July 31, 2008 - $10,045) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the party.

Accounts payable – related party is an amount due to the director is non-interest bearing and has no specific terms of repayment. The amount due to the director is for expenses paid on behalf of the Company.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 – FAIR VALUE

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company does not have any assets or liabilities measured at fair value on a recurring basis at October 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a recurring basis during the three months ended October 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     We will be conducting research in the form of exploration of the Property. Our exploration program is explained in as much detail as possible in the business section of our Form 10-K. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Milestones

The following are our milestones:

     1. December 2008 - April 2009 - Review information in order to decide if we will proceed further with | exploration.

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

Results of Activities

From Inception on April 27, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We began our exploration in June 2008. The Luxor property was visited by our geologist Paul D. Gray, P.Geo., on June 24, 2008 to complete Phase I and II of our exploration program and 14 assay samples were collected from the Property. The 2008 samples were all documented, bagged, an assay sample sheet inserted and subsequently sealed. Photos of each sample site were taken. Post- program on June 30, 2008, the samples were hand delivered to ACME Analytical Labs by Mr. Paul Gray. At no time, prior to the time of sampling, was anyone with or associated with Aurum Explorations Inc, advised as to the location or identification of any of the samples to be collected by Mr. Gray. All samples remained with Mr. Gray until submission to the ACME Labs. In August of 2008 a technical report was created based on the discoveries and information gathered in our first 2 phases. As of the date of this report, we have not discovered any mineralized material.

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

As of October 31, 2008, our total assets were $3,848 and our total liabilities were $61,165.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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
the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2008.

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