Form 10-Q
period 2009-01-31
Aurum Explorations, Inc.
filed 2009-03-16
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 12, 2009 - 8,860,000 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

		January 31,	July 31,
		2009	2008
		(unaudited)

ASSETS
Current
Cash		$7,379	$3,581
TOTAL ASSETS		$7,379	$3,581

LIABILITIES

Current
Accounts payable and accrued liabilities		$19,775	$21,028
Accounts payable – related party (note 6)		51,820	21,361
TOTAL LIABILITIES		71,595	42,389

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares issued and outstanding		8,860	8,860

Additional Paid-In Capital		69,602	65,196

Deficit Accumulated During The Exploration Stage		(142,678)	(112,864)

TOTAL STOCKHOLDERS’ DEFICIT		(64,216)	(38,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$7,379	$3,581

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

						For the period
	For the three	For the three	For the six	For the six		from
	months ended	months ended	months ended	months ended		April 27, 2007
	January 31,	January 31,	January 31,	January 31,		(inception) to
	2009	2008	2009	2008		January 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		2009
						(unaudited)

Revenue	$-	$-	$-	$-		$-

Expenses
Exploration and development	-	1,768	1,009	6,260		17,691
Filing fees	242	396	242	396		16,677
Office and miscellaneous	2,367	5,105	4,868	8,652		23,116
Professional fees	6,370	15,459	23,695	27,163		85,194

Net Loss and Comprehensive Loss For The Period	$8,979	$22,728	$29,814	$42,471		$142,678

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

Weighted Average Number Of Common
Share Outstanding	8,860,000	8,360,000	8,860,000	8,360,000

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			For the period from
	For the six	For the six	April 27, 2007
	months ended	months ended	(inception) to
	January 31, 2009	January 31, 2008	January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):
Cash Flows From Operating Activities
Net loss for the period	$(29,814)	$(42,471)	$(142,678)
Adjust for non-cash items
Shares issued for services	-		500
Donated rent and services	4,406	5,057	16,692
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	(1,253)	(242)	19,775

	(26,661)	(37,656)	(105,441)

Cash Flows From Financing Activities
Due to director	30,459	5,606	51,280
Shares issued for cash	-	4,200	56,800
Cash received on subscription	-	-	4,200
	30,459	(27,850)	112,820

Increase (Decrease) In Cash	3,798	(27,850)	7,379

Cash, Beginning Of Period	3,581	33,281	-

Cash, End Of Period	$7,379	$5,431	$7,379

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS JANUARY 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AURUM EXPLORATIONS, INC. (“the Company”) was incorporated in the State of Nevada on April 27, 2007. The Company is an Exploration Stage Company. The Company acquired an option on a mineral property located in the Greenwood Mining Division, British Columbia, Canada, and had not yet determined whether this property contained reserves that were economically recoverable. During the current period, the Company lost its mineral claim due to not renewing the claim.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $142,678 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $70,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. While the information presented in the accompanying three month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented following the same accounting principles and methods of their application as the most recent annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2008, which was filed with the SEC on October 29, 2008.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS JANUARY 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 3 - MINERAL PROPERTY

The Company obtained a 100% undivided right, title and interest in a mineral claim in the Luxor Gold Silver Copper Prospect, near Grand Forks, British Columbia, Canada for $5,000Cdn and a 1% net smelter royalty. The Company had the right to purchase 50% of the net smelter return royalty anytime up to July 4, 2017 for $2,000,000Cdn.

During the current year, the Company lost its mineral claim due to not renewing the claim.

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

As at January 31, 2009, there were no outstanding stock options or warrants.

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

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS JANUARY 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES (Continued)

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	January 31, 2009	July 31,
	(unaudited)	2008

Computed expected (benefit of) income taxes	$10,137	$26,781

Increase in valuation allowance	(10,137)	(26,781)

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:
	January 31, 2009	July 31,
	(unaudited)	2008

Net operating loss carry forward	$(142,600)	$(112,000)

Deferred income tax asset	(48,500)	(38,000)

Valuation allowance	(48,500)	(38,000)

Net deferred tax assets	$-	$-

At January 31, 2009 the Company has net operating loss carryforwards of approximately $142,600 which expire as follows. The Company established a valuation allowance account totaling $48,500 at January 31, 2009.

2027	-	$34,000
2028	-	$78,800
2029	-	$29,800

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS JANUARY 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $4,405 (2008 - $5,057) for which the director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

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

      On January 19, 2009, the claim we intended to explore expired and prior to renewing it, someone else staked it.

      As a result we have no property on which to conduct exploration activities.

Milestones

     We have one milestone. That is to determine what we intend to do in the future. As of the date of this report we have not made any decision to continue as an exploration stage mining company or to seek a new entirely different business activity.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We were an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in any business activity. Whatever business we select, it will be subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Results of Activities

From Inception on April 27, 2007

     We acquired the right to explore one property containing one claim. We did not own any interest in any property, but merely had the right to conduct exploration activities on one property. We began our exploration in June 2008. The Luxor property was visited by our geologist Paul D. Gray, P.Geo., on June 24, 2008 to complete Phase I and II of our exploration program and 14 assay samples were collected from the Property. The 2008 samples were all documented, bagged, an assay sample sheet inserted and subsequently sealed. Photos of each sample site were taken. Post- program on June 30, 2008, the samples were hand delivered to ACME Analytical Labs by Mr. Paul Gray. At no time, prior to the time of sampling, was anyone with or associated with Aurum Explorations Inc, advised as to the location or identification of any of the samples to be collected by Mr. Gray. All samples remained with Mr. Gray until submission to the ACME Labs. In August of 2008 a technical report was created based on the discoveries and information gathered in our first 2 phases. As of the date of this report, we have not discovered any mineralized material.

     On January 19, 2009, the claim expired because of our delay in renewing it. Thereafter an unrelated third party staked the claim. We were not aware that the claim had been staked by the unrelated third party. As a result, we have no right to conduct exploration activity on the property.

Liquidity and Capital Resources

      As of the date of this report, we have yet to generate any revenues from any business activities.

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

      As of January 31, 2009, our total assets were $7,739 and our total liabilities were $71,595.

Recent Accounting Pronouncements

     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have material effect on the Company’s financial statements.

     In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

     On May 23, 2008, FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts” ("SFAS 163"). The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 has no material effect on the Company’s financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report.

Ineffective Control Environment.

     Critical elements of an effective control environment are absent from the Company’s controls, including independent oversight of financial reporting, internal control, and business transactions. The President is responsible for every aspect of our operations except financial reporting, and executes all of our transactions. The individual responsible for preparing the financial statements relies solely on the information received from our President to update our accounting records. Communication breakdowns between the President and the preparer of the financial statements resulted in our auditor identifying required material adjustments to the financial statements.

     As a result of the material weakness in internal control over financial reporting described above, our management has concluded that as of January 31, 2009, our internal control over financial reporting was not effective based on the criteria in Internal Control –– Integrated Framework issued by COSO.

Changes in Internal Controls

     We have evaluated our internal controls for financial reporting, and there have been no changes in our internal control or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2009.

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