Form 10-Q
period 2009-04-30
Aurum Explorations, Inc.
filed 2009-06-12
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10431 Caithcart Road
Richmond, British Columbia
Canada V6X 1N3
(Address of principal executive offices, including zip code.)

(604) 247-0372
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,860,000 shares of common stock as of June 12, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.
 (An Exploration Stage Company)

FINANCIAL STATEMENTS
April 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEETS

 (Stated in U.S. Dollars)

	April 30,
	2009 (unaudited)	July 31, 2008

ASSETS

Current
Cash	$532	$3,581

TOTAL ASSETS	$532	$3,581

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,815	$21,028
Accounts payable – related party (note 6)	53,360	21,361
TOTAL LIABILITIES	72,175	42,389

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares issued and outstanding	8,860	8,860

Additional Paid-In Capital	71,651	65,196

Deficit Accumulated During The Exploration Stage	(152,154)	(112,864)

TOTAL STOCKHOLDERS’ DEFICIT	(71,643)	(38,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$532	$3,581

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

 (Stated in U.S. Dollars)

	For the three months ended April 30,	For the three months ended April 30,	For the nine months ended April 30,	For the nine months ended April 30,	For the period from April 27, 2007 (inception) to April 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	-	125	1,009	6,385	17,691
Filing fees	790	125	1,032	521	17,467
Office and miscellaneous	2,733	2,681	7,601	11,333	25,849
Professional fees	5,953	9,908	29,648	37,071	91,147

Net Loss and Comprehensive Loss For The Period	$9,476	$ 12,839	$39,290	$55,310	$152,154

Basic And Diluted Loss Per Common
Share	$(0.00)	$ (0.00)	$(0.00)	$(0.01)

Weighted Average Number Of Common	8,860,000	8,360,000	8,860,000	8,360,000
Shares Outstanding

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

 STATEMENTS OF CASH FLOWS

 (Stated in U.S. Dollars)

	For the nine months ended April 30, 2009	For the nine months ended April 30, 2008	For the period from April 27, 2007 (inception) to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):
Cash Flows From Operating Activities
Net loss for the period	$(39,920)	$(55,310)	$(152,154)
Adjust for non-cash items
Shares issued for services	-	-	500
Donated rent and services	6,455	7,620	19,011
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	(2,213)	2,318	18,814

	(35,048)	(45,372)	(113,829)

Cash Flows From Financing Activities
Due to director	31,999	9,326	53,361
Shares issued for cash	-	4,200	56,800
Cash received on subscription	-	-	4,200
	31,999	13,526	114,361

Increase (Decrease) In Cash	(3,049)	(31,846)	532

Cash, Beginning Of Period	3,581	33,281	-

Cash, End Of Period	$532	$1,435	$532

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying condensed notes to these interim financial statements.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AURUM EXPLORATIONS, INC. (“the Company”) was incorporated in the State of Nevada on April 27, 2007. The Company is an exploration stage company. The Company acquired an option on a mineral property located in the Greenwood Mining Division, British Columbia, Canada. During the current year, the Company lost their mineral claim due to not renewing the claim.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $152,154 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company anticipates that it will need $70,000 to continue in existence for the following twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the current year, the Company lost their mineral claim due to not renewing the claim.

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009

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

During the period ended April 30, 2009, no shares were issued.

As of April 30, 2009, there were no outstanding stock options or warrants.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	April 30, 2009 (unaudited)	July 31, 2008

Computed expected (benefit of) income taxes	$13,359	$26,781

Change in valuation allowance	(13,359)	(26,781)

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	April 30, 2009 (unaudited)	July 31, 2008

Net operating loss carry forward	$152,100	$112,000

Deferred income tax asset	51,700	38,000

Valuation allowance	(51,700)	(38,000)

Net deferred tax assets	$-	$-

AURUM EXPLORATIONS, INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

NOTE 5 - INCOME TAXES (Continued)

At April 30, 2009 the Company has net operating loss carryforwards of approximately $152,100 which expire as follows.  The Company established a valuation allowance account totaling $51,700 at April 30, 2009.

2027	-	$34,000
2028	-	$78,800
2029	-	$39,300

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole director also provided rent and administrative services for the period with a value of $6,455 (2008 - $3,720) for which the director will receive no compensation.  This amount has been expensed and shown as an increase in additional paid in capital.

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

Milestones

     We have one milestone. That is to determine what we intend to do in the future. As of the date of this report, we have not made any decision to continue as an exploration stage mining company or to seek a new entirely different business activity.

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

Results of Activities

From Inception on April 27, 2007 to April 30, 2009

     We acquired the right to explore one property containing one claim. We did not own any interest in any property, but merely had the right to conduct exploration activities on one property. We began our exploration in June 2008. The Luxor property was visited by our geologist Paul D. Gray, P.Geo., on June 24, 2008 to complete Phase I and II of our exploration program and 14 assay samples were collected from the Property. The 2008 samples were all documented, bagged, an assay sample sheet inserted and subsequently sealed. Photos of each sample site were taken. Post- program on June 30, 2008, the samples were hand delivered to ACME Analytical Labs by Mr. Gray. At no time, prior to the time of sampling, was anyone with or associated with Aurum Explorations Inc, advised as to the location or identification of any of the samples to be collected by Mr. Gray. All samples remained with Mr. Gray until submission to the ACME Labs. In August of 2008, a technical report was created based on the discoveries and information gathered in our first 2 phases. As of the date of this report, we have not discovered any mineralized material.

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

     We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Mr. Mohammed, our sole officer and director in May 2007, in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

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

      As of April 30, 2009, our total assets were $532 and our total liabilities were $72,175.

Recent Accounting Pronouncements

  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165).  SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements.  SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009.  The requirements of SFAS 165 will be effective for the Company in the third fiscal quarter of fiscal 2009.  The adoption of SFAS 165 will not have significant impacts on its financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

  Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS

      The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of June, 2009.

AURUM EXPLORATIONS, INC.

BY:	PATRICK MOHAMMED
Patrick Mohammed
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