Form 10-K
period 2009-07-31
Aurum Explorations, Inc.
filed 2009-11-16
CIK 1415543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JULY 31, 2009

Commission file number 333-146976

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
 (State or other jurisdiction of incorporation or organization)

AURUM EXPLORATIONS, INC.
Suite 903 Allied Kajima Building
138 Gloucester Road Wanchai
Hong Kong
 (Address of principal executive offices, including zip code.)

+ (852) 2591 1221
 (telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2009: $0.00.

Page - 1

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	4
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Properties.	9
Item 3.	Legal Proceedings.	9
Item 4.	Submission of Matters to a Vote of Security Holders.	9

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and	10
	Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	10
	Operation.
Item 8.	Financial Statements and Supplementary Data.	13
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	27

	PART III
Item 9A.	Controls and Procedures.	27
Item 9B.	Other Information.	28
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	28
Item 11.	Executive Compensation.	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	32
Item 14.	Principal Accounting Fees and Services.	33

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	34

Page - 2

PART I.

ITEM 1. BUSINESS.

General Introduction

Aurum (“we”, “us”, “our” or the “Company”) was incorporated in the State of Nevada on April 27, 2007.  The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.

In July 2009, there was a change in control of the Company.  Thereafter, the Company became dormant and is now actively identifying a business combination through the acquisition of, or merger with, an operating business. The Company now maintains its principal executive offices at Suite 903, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong, China.

The Company is now a “blank check” company.  The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a) (51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company investigates and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Page - 3

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (April 27, 2007) through July 31, 2009, we have incurred a net loss of $155,907.   We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Page - 4

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Page - 5

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Page - 6

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market, even though our common shares are now quoted on the OTCBB.  A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.  Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Our independent auditors have expressed doubt about our ability to continue as a going concern, and the amounts recorded in our financial statements may require adjustments if the assumption that the entity is a going concern proves untrue, which may hinder our ability to obtain future financing

Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern, As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares, including those registered hereby would be of little or no value.

Page - 7

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Page - 8

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Control by Management.

Management currently owns 62% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including :

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence and control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the year ended July 31, 2009.

Page - 9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

OTC Bulletin Board Trading

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol of “ARMX”. The Company’s common stock has not had any trading since its quotation. Because of no trading history, we cannot present a high and low bid price.

Holders

As of November 11, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 12.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

We did not issue any securities during the year ended July 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

Forward Looking Statements

Some of the statements contained in this annual report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Page - 10

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances from its stockholder or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of operations

Revenue

We had revenue of $0 for the years ended July 31, 2009 and 2008 because we do not have active operations from which we would generate revenue.

Expenses

We incurred $43,043 in expenses for the year ended July 31, 2009 as compared to expenses of $78,769 for the year ended July 31, 2008.  Most of the expenses were accounting, legal and other professional fees of $32,868 and $54,499 for the year ended July 31, 2009 and 2008 respectively.  The expenses decreased by $35,726, or 45% over the year mainly because of the decrease in exploration and development expenses of $7,657, accounting, legal and other professional fees of $21,631 and office expenses of $6,949.

Net Loss

Our net loss for the year ended July 31, 2009 was $43,043 whereas our net loss for the year ended July 31, 2008 was $78,769.  The decrease in net loss of $35,726 was in line with the decrease in expenses.

Page - 11

Liquidity and Capital Resources

As of July 31, 2009, the Company had no assets as compared to the cash of $3,581 as of July 31, 2008.  The Company’s current liabilities as of July 31, 2009 and 2008 totaled $8,785 and $42,389, respectively.  Included in the current liabilities as of July 31, 2008, there were the amount due to the former shareholder and director of $21,361.  In connection with the change in control in July 2009, this debt was waived for repayment by the former shareholder and director.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 27, 2007 (Inception) to July 31, 2009

Operating activities	$(127,610)
Investing activities	-
Financing activities	$127,610

Net effect on cash	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Page - 12

ITEM 8. FINANCIAL STATEMENTS

Page - 13

The board of directors and sharesholders of

Aurum Explorations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Aurum Explorations, Inc. as of July 31, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum Explorations, Inc. as of July 31, 2009 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ Albert Wong & Co.

Hong Kong, China                                                                                                                                                                    Albert Wong & Co.
November 12, 2009                                                                                                                                                                 Certified Public Accountants

To the Board of Directors and Stockholders
Aurum Explorations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Aurum Explorations, Inc. as of July 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum Explorations, Inc. as of July 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ BehlerMick PS

BehlerMick PS
Spokane, Washington
October 29, 2008

AURUM EXPLORATIONS, INC.
BALANCE SHEETS
(Amounts expressed in U.S. Dollars)

	July 31,	July 31,
	2009	2008

ASSETS
Current Assets
Cash	$-	$3,581

TOTAL ASSETS	$-	$3,581

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$8,785	$21,028
Amount due to the former shareholder	-	21,361

Total liabilities	8,785	42,389

SHAREHOLDERS’ DEFICIT

Share Capital
$0.001 par value, 50,000,000 shares authorized;
8,860,000 (2008 - 8,860,000) shares issued and outstanding	8,860	8,860

Additional Paid-in Capital	138,262	65,196

Accumulated Deficit	(155,907)	(112,864)

Total stockholders' deficit	(8,785)	(38,808)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$3,581

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the period from April 27, 2007 (inception) to July 31, 2009
(Amounts expressed in U.S. Dollars)

			For the period
			From April 27,
	For the	For the	2007 (inception)
	year ended	Year Ended	to
	July 31,	July 31,	July 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Exploration and development expenses	1,009	8,666	17,691
Filing fees	1,032	521	17,467
Office and miscellaneous expenses	8,134	15,083	26,382
Professional fees	32,868	54,499	94,367

Net Loss and Comprehensive Loss For The Year/Period	$43,043	$78,769	$155,907

Loss Per Share – Basic and Diluted	$(0.005)	$(0.009)

Weighted Average Number of Shares Outstanding	8,860,000	8,360,548

The accompanying notes are an integral part of these audited financial statements.

	AURUM EXPLORATIONS, INC.
	STATEMENT OF STOCKHOLDERS’ DEFICIT
	PERIOD FROM APRIL 27, 2007 (INCEPTION) TO JULY 31, 2009
	(Amounts expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	STOCK SUBSCRITIONRECEIVABLE	ACCUMULATED DEFICIT	TOTAL
Balance, April 27, 2007
(Date of inception)	-	$-	$-	$-	$-	$-

Founding shares issued
for cash at par	5,000,000	5,000	-	-	-	5,000

Shares issued for cash	3,276,000	3,276	48,524	-	-	51,800

Subscriptions receivable	84,000	84	4,116	(4,200)	-	-

Donated rent and services	-	-	2,411	-	-	2,411

Net loss for the period	-	-	-	-	(34,095)	(34,095)

Balance, July 31, 2007	8,360,000	8,360	55,051	(4,200)	(34,095)	25,116

Cash received for subscription receivable	-	-	-	4,200	-	4,200

Shares issued for services	500,000	500	-	-	-	500

Donated rent and services	-	-	10,145	-	-	10,145

Net loss for the year	-	-	-	-	(78,769)	(78,769)

Balance, July 31, 2008	8,860,000	8,860	65,196	-	(112,864)	(38,808)

Donated rent and services	-	-	6,456	-	-	6.456

Waiver of amount due to the former shareholder	-	-	66,610	-	-	66,610

Net loss for the year	-	-	-	-	(43,043)	(43,043)

Balance, July 31, 2009	8,860,000	$8,860	$138,262	$-	$(155,907)	$(8,785)

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)

			For the period
			From April 27,
	For the	For the	2007
	Year ended	Year ended	(inception) to
	July 31,	July 31,	July 31,
	2009	2008	2009

Cash Flows From Operating Activities

Net loss for the year/period	$(43,043)	$(78,769)	$(155,907)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	500	500
Donated rent and services	6,456	10,145	19,012

Changes in assets and liabilities
Accrued liabilities	(12,243)	14,028	8,785

	(48,830)	(54,096)	(127,610)
Cash Flows From Financing Activities
Amount due to the former shareholder	45,249	20,196	66,610
Shares issued for cash	-	-	56,800
Cash received on subscriptions	-	4,200	4,200
	45,249	24,396	127,610

(Decrease) Increase In Cash	(3,581)	(29,700)	-

Cash, Beginning of Year/Period	3,581	33,281	-

Cash, End of Year/Period	$-	$3,581	$-

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash investing and financing activities
Shares issued for subscription	-	-	4,200
Waiver of amount due to the former shareholder	66,610	-	66,610

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATION, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AURUM EXPLORATIONS, INC. (“the Company”) was incorporated in the State of Nevada on April 27, 2007.  The Company was formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.  In July 2009, there was a change in control of the Company and as a result, the Company became dormant.  The Company is currently in the development stage as defined in ASC 915 (formerly SFAS No. 7). All activities of the Company to date relate to its organization, initial funding and share issuances.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $155,907 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Earnings per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed using the weighted average number of common stock outstanding during the year/period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the year/period.  At July 31, 2009 and 2008, the Company has no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

Foreign Currency Translation and Other Comprehensive Income

The Company has adopted ASC 830-10 (formerly SFAS No. 52, “Foreign Currency Translation”).  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income statement for the year/period. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, and the Company has no assets with value recorded in foreign currency, there is no recognition of other comprehensive income in the financial statements.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $155,907 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates and Assumptions

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

Income taxes

The Company utilizes ASC 740-10 (formerly SFAS No. 109, "Accounting for Income Taxes,") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income. The Company does not have any significant deferred tax assets or liabilities in the PRC tax jurisdiction.

The Company adopted the provisions of ASC 740-10 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes”) and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Fair values of financial instruments

ASC 825-10 (formerly SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,") requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash, accrued liabilities and amount due to the former shareholder.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and to the interest rates on the borrowings approximating those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Audited Financial Statements, but references in the Company’s Notes to Audited Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Audited Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have an impact on the Company’s Audited Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for non-financial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Audited Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Audited Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted (Cont’d)

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Audited Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Audited Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Audited Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Audited Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Audited Financial Statements.

New Accounting Pronouncement to be Adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Audited Financial Statements.

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements to be Adopted (Cont’d)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Audited Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements").  The Company is required to adopt Update 2009-05 in the first quarter of 2010.  It is expected the adoption of this Update will have no material effect on the Company’s Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements to be Adopted (Cont’d)

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

NOTE 3 – COMMON STOCK

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

In July, 2008, the Company issued 500,000 common shares at $0.001 to the former director of the Company for services rendered.

NOTE 4 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740-10 (formerly SFAS No. 109), the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	July 31, 2009	July 31, 2008

Computed expected income taxes	$14,635	$26,781

Increase in valuation allowance	(14,635)	(26,781)

Income tax provision	$-	$-

AURUM EXPLORATION, INC.
NOTES TO THE AUDITRED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in U.S. Dollars)

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	July 31,	July 31,
	2009	2008
Net operating loss carry forward	$155,900	$112,800

Deferred income tax asset	55,500	38,000

Valuation allowance	(55,500)	(38,000)

Net deferred tax assets	$-	$-

At July 31, 2009, the Company has net operating loss carried forwards of approximately $155,900 which expires as follows.  The Company established a valuation allowance account totaling $55,500 as at July 31, 2009.

2027	$34,000

2028	78,800

2029	43,100
$155,900

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2007 the former President purchased 5,000,000 common shares at par for total consideration of $5,000.

During the year ended July 31, 2008 the former President received 500,000 common shares at par in exchange for services rendered.

The former director also provided rent and administrative services for the period with a value of $6,456 (2008 - $10,145) for which the former director will receive no compensation. This amount has been expensed and shown as an increase in additional paid in capital.

In July 2009, the amount due to the former shareholder, who was also the Company’s former director, of $66,610 was waived by the former shareholder for repayment in connection with the change in control.  Accordingly, the whole amount has been credited as an increase in additional paid in capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9A. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management of Aurum Explorations, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
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

The Company management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Page - 27

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

As a result of the material weakness in internal control over financial reporting described above, the Company management has concluded that, as of July 31, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Yau-sing Tang	47	president, principal executive officer, principal financial
		officer, secretary, treasurer and a member of the
		board of directors

The person named above has held his offices/positions since July 16, 2009 and is expected to hold his office/position until the next annual meeting of our stockholders.

Page - 28

Background of Officers and Directors

Yau-sing Tang, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Yau-Sing Tang has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary of Aurum since July 2009.  Since October 2008, Mr. Tang has been the chief financial officer of China Agritech Inc. (CAGC.NASDAQ).  From August 2006 to March 2008 Mr. Tang was the financial controller of Carpenter Tan Holdings Ltd., a retail chain in Mainland China.  From January 2006 to July 2006 Mr. Tang was the founder and managing director of AGCA CPA Limited, a CPA firm in Hong Kong.  From April 2003 to December 2005 Mr. Tang was the executive director and chief financial officer of China Cable and Communication, Inc., a company listed on the OTCBB.  Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong in 1986.  Mr. Tang is a fellow of the Association of Chartered Certified Accountants in the United Kingdom and the Hong Kong Institute of Certified Public Accountants.  Mr. Tang is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.

Conflicts of Interest

We believe Mr. Tang will not be subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflict of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 29

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

Section 16(a) of the Securities Exchange Act of 1934

All reports were filed with the SEC on a timely basis and the Company is not aware of any failures to file a required report during the period covered by this annual report, with the exception of a late filing of a Form 3 and the omitted filing of a Form 4 by Patrick Mohammed and a late filing of a Form 3 by Yau-sing Tang.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to the president, principal executive officer, principal financial officer, secretary and treasurer of the Company for services rendered during the fiscal year ended July 30, 2009.

Name	Year	Total Compensation
Yau-sing Tang #	2009	None

Patrick Mohammed #	2009	None
	2008	$500 @
	2007	None

#  Mr. Yau-sing Tang was appointed on July 16, 2009 whereas Mr. Patrick Mohammed was the president, principal executive officer, principal financial officer, secretary and treasurer of the Company for the period from April 27, 2007 (inception) to July 16, 2009.

@ In July 2008, the Company issued 500,000 restricted shares of common stock at a par value of $0.001 ($500) to Mr. Mohammed for services rendered.

Employment Agreements

We have not entered into employment agreements with our sole officer.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table sets forth all compensation paid to our sole director for the fiscal year ended July 31, 2009:

Name	Year	Total Compensation
Patrick Mohammed #	2009	None
	2008	$500 @
	2007	None

# Mr. Patrick Mohammed was resigned as a sole director of the Company on October 4, 2009 and Mr. Yau-sing Tang was appointed on the same date to fill the vacancy left.

@ In July 2008, the Company issued 500,000 restricted shares of common stock at a par value of $0.001 ($500) to Mr. Mohammed for services rendered.

Page - 30

Pension Benefits and Compensation Plans

We do not have any pension benefits or compensation plans.

Potential Payments upon Termination or Change-in-Control

 SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in control, or from a change in any executive officer's responsibilities following a change-in-control.

Stock Option

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Page - 31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

      The following table sets forth the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.
Name and Address		Percentage of
Beneficial Ownership	Number of Shares	Ownership
Yau-sing Tang [1]	5,500,000	62.08%

All Officers and Directors	5,500,000	62.08%
as a Group (1 person)

[1] The shares are indirectly owned by Yau-sing Tang, through his 100% owned company called Wellkey Holdings Limited, a company incorporated under the laws of the British Virgin Islands.

Future Sales of Shares

A total of 8,860,000 shares of common stock are issued and outstanding. Of the 8,860,000 shares outstanding, 5,500,000 are restricted securities as defined in Rule 144 of the Securities Act of 1933 and 3,360,000 are free trading.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)           Transactions with Related Persons

Since the beginning of the Company’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, except for the following:

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

(b)           Promoters and control persons

During the past five fiscal years, Patrick Mohammed, and Yau-sing Tang have been promoters of the Company’s business, but none of these promoters have received anything of value from the Company nor is any person entitled to receive anything of value from the Company for services provided as a promoter of the business of the Company.

Page - 32

(c)           Director independence

The Company’s board of directors currently consists solely of Yau-sing Tang.  Pursuant to Item 407(a) (1) (ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a) (15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of the Company’s stock will not preclude a director from being independent.

In applying this definition, the Company’s board of directors has determined that Mr. Yau-sing Tang does not qualify as an “independent director” pursuant to Rule 4200(a) (15) of the NASDAQ Manual.

As of the date of the report, the Company did not maintain a separately designated compensation or nominating committee.
Endeavor has also adopted this definition for the independence of the members of its audit committee.  Yau-sing Tang serves on the Company’s audit committee.  The Company’s board of directors has determined that Mr. Yau-sing Tang is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective October 5, 2009, we formally engaged Albert Wong & Company as our principal independent registered public accounting firm to examine our financial statements for the fiscal year ended July 31, 2009.  BehlerMick PS (previously named as Williams & Webster, P.S.) Certified Public Accountants, was our independent registered public accounting firm engaged to examine our financial statements for the fiscal year ended July 31, 2008 and for the period from April 27, 2007 (inception) to July 31, 2007.

Fees for the fiscal years ended July 31, 2009 and 2008

Audit Fees.   Albert Wong & Company was paid aggregate fees of approximately $4,000 for the audit of our annual financial statements for the fiscal year ended July 31, 2009.  BehlerMick PS (formerly named as Williams & Webster, P.S.) Certified Public Accountants was paid aggregate fees of approximately $12,500 for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended October 31, 2008, January 31, 2009 and April 30, 2009 and aggregate fees of approximately $33,000 for the fiscal year ended July 31, 2008 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended October 31, 2007, January 31, 2008, and April 30, 2008.

Audit-Related Fees.   None.

Tax Fees.   None.

All Other Fees There were no fees billed by Albert Wong & Company and BehlerMick PS (formerly named as Williams & Webster, P.S.) Certified Public Accountants for other products and services for the fiscal years ended July 31, 2009 and 2008.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Page - 33

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-53481 and SEC File Number 333-146976.

Exhibit	Description	Status
3.1	Articles of Incorporation of Aurum Explorations, Inc., filed as an Exhibit to Aurum’s Form SB-2 (Registration Statement) on October 29, 2007, and incorporated herein by reference.	Filed
3.2	Bylaws of Aurum Explorations, Inc., filed as an Exhibit to Aurum’s Form SB-2 (Registration Statement) on October 29, 2007, and incorporated herein by reference.	Filed
10.1	Bill of Sale from David Zamida, filed as an Exhibit to Aurum’s Form SB-2 (Registration Statement) on October 29, 2007, and incorporated herein by reference.	Filed
10.2	Trust Agreement, filed as an Exhibit to Aurum’s Form SB-2 (Registration Statement) on October 29, 2007, and incorporated herein by reference.	Filed
10.3
Share Purchase Agreement dated July 16, 2009 between Wellkey Holdings Limited and Patrick Mohammed., filed as an Exhibit to Aurum’s Form 8-K (Current Report) on August 12, 2009, and incorporated herein by reference
Filed
14	Code of Ethics.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Audit Committee Charter.	Included
99.2	Disclosure Committee Charter.	Included

Page - 34

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November, 2009.

AURUM EXPLORATIONS, INC.

BY:	/s/ Yau-sing Tang
Yau-sing Tang, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Aurum Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Yau-sing Tang
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer,
and Corporate Secretary
Member of the Board of Directors
November 16, 2009

Page - 35

Exhibit 14

AURUM EXPLORATIONS, INC.

CODE OF ETHICS

TOPICS

1.	Statement of Policy

2.	Implementation and Enforcement

3.	Relations with Competitors and Other Third Parties

4.	Insider Trading, Securities Compliance and Public Statements

5.	Financial Reporting

6.	Human Resources

7.	Environmental, Health and Safety

8.	Conflicts of Interest

9.	International Trade

10.	Government Relations

11.	Contractors, Consultants, and Temporary Workers

12.	Conclusions

1.	STATEMENT OF POLICY

The Company has adopted eight Corporate Values (Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) to provide a framework for all employees in conducting ourselves in our jobs. These policies are not intended to substitute for those Values, but will serve as guidelines in helping you to conduct the Company's business in accordance with our Values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values. It is expected that you will use common sense, good judgment, high ethical standards and integrity in all your business dealings.

If you encounter a situation you are not able to resolve by reference to these policies, ask for help. Contact Yau-Sing Tang, Chief Executive Officer, who has been identified as responsible for overseeing compliance with these policies.

Violations of the law or the Company's policies will subject employees to disciplinary action, up to and including termination of employment. In addition, individuals involved may subject themselves and the Company to severe penalties including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Company business should be a top priority for each employee, officer and director.

Page - 36

2.	IMPLEMENTATION AND ENFORECEMENT

Yau-sing Tang, our Chief Executive Officer, has been appointed as Compliance Officer of the Company, responsible for overseeing compliance with, and enforcement of, all Company policies.

Employees are expected to be familiar with these policies as they apply to their duties. They should consult with their managers if they need assistance in understanding or interpreting these policies. Each employee is required to follow these policies and to comply with their terms. A refusal by any employee to agree to be bound by these policies shall be grounds for discipline up to and including dismissal.

Any employee who, in good faith, has reason to believe a Company operation or activity is in violation of the law or of these policies must call the matter to the attention of Yau-sing Tang, our Chief Executive Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting employee should provide sufficient information to enable a complete investigation to be undertaken.

Any employee who makes an allegation in good faith reasonably believing that a person has violated these policies or the law will be protected against retaliation.

3.	RELATIONS WITH COMPETITORS AND OTHER THIRD PARTIES.

The Company's policy is to comply fully with competition and antitrust laws throughout the world. These laws generally prohibit companies from using illegal means to maintain, obtain or attempt to obtain a monopoly in a market. They also prohibit companies from engaging in unfair trade practices. "Unfair trade practices" include fixing prices, dividing markets, agreeing with competitors not to compete, or agreeing to boycott certain customers. It is advised that you consult with the Yau-sing Tang before attending a meeting with a party who may be viewed as a competitor.

4.	INSIDER TRADING, SECURITIES COMPLIANCE AND PUBLIC STATEMENTS.

Securities laws prohibit anyone who is in possession of material, non-public information ("Insider Information") about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered "material" if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about the Company must refrain from trading in the shares of the Company until the Inside Information is publicly announced.

Employees must also refrain from disclosing that information to persons who do not have a Company need to know, whether they are inside the Company or outside, such as spouses, relatives or friends.

The Company makes regular formal disclosures of its financial performance and results of operations to the investment community. We also regularly issue press releases. Other than those public statements, which go through official Company channels, employees are prohibited from communicating outside the Company about the Company's business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

5.
FINANCIAL REPORTING.

The Company is required to maintain a variety of records for purposes of reporting to the government. The Company requires all employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from Yau-sing Tang.

6.
HUMAN RESOURCES.

The Company is committed to providing a work environment that is free from unlawful harassment and discrimination, and respects the dignity of its employees. The Company has policies covering various aspects of its relationship with its employees, as well as employees’ relationships with each other. For more detailed information, you should consult Yau-sing Tang. Each employee is expected to be familiar with these policies and to abide by them.

Page - 37

7.	ENVIRONMENTAL, HEALTH AND SAFETY.

The Company is committed to protecting the health and safety of our employees, as well as the environment in general. The Company expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of our employees, and to obtain and fully observe all permits necessary to do business.

At the very least, all employees should be familiar with and comply with safety regulations applicable to their work areas. The Company will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of our employees. Employees who require an accommodation should contact Yau-sing Tang. The Company will then engage in an interactive process to determine what reasonable accommodations may exist.

8.	CONFLICTS OF INTEREST.

Each employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in the Company's best interests ("Conflicts of Interest"). Conflicts of Interest can arise in many situations. They occur most often in cases where the employee or the employee's family obtains some personal benefit at the expense of the Company's best interests.

No employee, or any member of employee's immediate family, shall accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of the Company where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no employee shall give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of the Company, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of the Company. No such persons shall solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect the Company's business.

No employee shall use Company property, services, equipment or business for personal gain or benefit.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with the Company; (2) conduct business on behalf of the Company with any company or firm in which the employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from the Legal Department.

Employees should not create the appearance that they are personally benefitting in any outside endeavor as a result of their employment by the Company, or that the Company is benefitting by reason of their outside interests. Any employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with Yau-sing Tang.

9.	INTERNATIONAL TRADE.

The Company must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

Payments or gifts to non-U.S. government officials are prohibited by law and by Company policy. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of

U. S. businesses. Because Aurum Explorations, Inc. is a U.S. company, this law applies to the Company and all of its subsidiaries. Any questions on this policy should be directed to Yau-sing Tang.

Page - 38

10.	GOVERNMENT RELATIONS.

The Company is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of the Company's name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the Chief Executive Officer of the Company. Political contributions or expenditures are not to be made out of Company funds in any foreign country, even if permitted by local law, without the consent of the Company's Chief Executive Officer.

U. S. law also prohibits giving, offering, or promising anything of value to any public official in the U. S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. Company employees are expected to comply with these laws.

11.	VENDORS, CONTRACTORS, CONSULTANTS AND TEMPORARY WORKERS.

Vendors, contractors, consultants or temporary workers who are acting on the Company's behalf, or on Company property, are expected to follow the law, Company policies and honor Company Values. Violations will subject the person or firm to sanctions up to and including loss of the contract, contracting or consulting agreement, or discharge from temporary assignment.

12. CONCLUSION.

This Code of Ethics is not intended to cover every possible situation in which you may find yourself. It is meant to give you the boundaries within which the Company expects you to conduct yourself while representing Aurum Explorations, Inc. You may find yourself in a situation where there is no clear guidance given by this Code of Ethics. If that occurs, return to the foundations stated earlier: common sense, good judgment, high ethical standards and integrity. And refer to the Company's Values. In addition, there are many resources upon which you may rely: your management chain, Human Resources, Legal or other Aurum Explorations, Inc. departments, and the CEO. Together we can continue to make Aurum Explorations, Inc. a company that sets a standard for managing an exploration mining company.

______________________________________

Employee

AURUM EXPLORATIONS, INC.

VALUES

FOCUS We exist only because we are involved in managing an exploration mining company.

RESPECT We value all people, treating them with dignity at all times.

EXCELLENCE We strive for "Best in Class" in everything we do.

ACCOUNTABILITY We do what we say we will do and expect the same from others.

TEAMWORK We believe that cooperative action produces superior results.

INTEGRITY We are honest with ourselves, each other, our customers, our partners and our shareholders

VERY OPEN COMMUNICATION We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

ENJOYING OUR WORK We work hard, are rewarded for it, and maintain a good sense of perspective, humor and enthusiasm.

Page - 39

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 40

Exhibit 99.1

AURUM EXPLORATIONS, INC.

CHARTER - AUDIT COMMITTEE

Committee Role

      The committee's role is to act on behalf of the board of directors and oversee all material aspects of the company's reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the board. The audit committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

      In addition, the committee responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

      The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

      The committee shall consist of the entire board directors. The committee shall have access to its own counsel and other advisors at the committee's sole discretion.

Committee Operating Principles

      The committee shall fulfill its responsibilities within the context of the following overriding principles:

(1)
Communications - The chairperson and others on the committee shall, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee's knowledge of relevant current and prospective business issues.

(2)
Committee Education/Orientation - The committee, with management, shall develop and participate in a process for review of important financial and operating topics that present potential significant risk to the company. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which the company operates.

(3)
Annual Plan - The committee, with input from management and other key committee advisors shall develop an annual plan responsive to the "primary committee responsibilities" detailed herein. The annual plan shall be reviewed and approved by the full board.

(4)
Meeting Agenda - Committee meeting agendas shall be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

(5)
Committee Expectations and Information Needs - The committee shall communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials. including key performance indicators and measures related to key business and financial risks, shall be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume board members have reviewed written materials in sufficient depth to participate in committee/board dialogue.

(6)	External Resources -The committee shall be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

(7)
Committee Meeting Attendees - The committee shall request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee shall meet in private session with only the committee members. It shall be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee shall meet in executive session separately with internal and external auditors, at least annually.

Page - 41

(8)
Reporting to the Board of Directors - The committee, through the committee chairperson, shall report periodically, as deemed necessary, but at least semi-annually, to the full board. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, shall be available to each board member at least one week prior to the subsequent board of directors meeting.

(9)
Committee Self Assessment - The committee shall review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the full board, and others. Changes in role and/or responsibilities, if any, shall be recommended to the full board for approval.

Meeting Frequency

      The committee shall meet at least three times quarterly. Additional meetings shall be scheduled as considered necessary by the committee or chairperson,

Reporting to Shareholders

      The committee shall make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in the company's annual report.

Committee's Relationship with External and Internal Auditors

(1)	The external auditors, in their capacity as independent public accountants, shall be responsible to the board of directors and the audit committee as representatives of the shareholders.

(2)
As the external auditors review financial reports, they will be reporting to the audit committee. They shall report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the board or committee should review the work of external auditors.

(3)
The committee shall annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee shall ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee shall discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors' assurances of independence, it shall take or recommend to the full board appropriate action to ensure the independence of the external auditor.

(4)	The internal audit function shall be responsible to the board of directors through the committee.

(5)
If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

(6)	Changes in the directors of internal audit or corporate compliance shall be subject to committee approval.

Primary Committee Responsibilities

Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

(1)
Risk Management - The company's business risk management process, including the adequacy of the company's overall control environment and controls in selected areas representing significant financial and business risk.

(2)	Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

Page - 42

(3)
Internal Controls and Regulatory Compliance - The company's system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

(4)	Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management's response.

(5)	Regulatory Examinations - SEC inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management's response.

(6)
External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

(7)
Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

(8)
Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management's response. The views of management and auditors on the overall quality of annual and interim financial reporting.

      The committee should review, assess, and approve:

(1)	The code of ethical conduct.

(2)	Changes in important accounting principles and the application thereof in both interim in and annual financial reports.
(3)	Significant conflicts of interest and related-party transactions.

(4)	External auditor performance and changes in external audit firm (subject to ratification by the full board).

(5)	Internal auditor performance and changes in internal audit leadership and/or key financial management.

(6)	Procedures for whistle blowers.

(7)	Pre-approve allowable services to be provided by the auditor.

(8)	Retention of complaints.

Page - 43

Exhibit 99.2

AURUM EXPLORATIONS, INC.

DISCLOSURE COMMITTEE

CHARTER

Disclosure Policy

All financial disclosures made by the Corporation to its security holders or the investment community should (i) be accurate, complete and timely, (ii) fairly present, in all material respects, the Corporation's financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

The Corporation's Disclosure Committee (the "Committee") shall assist the Corporation's officers and directors (collectively, the "Senior Officers") fulfilling the Corporation's and their responsibilities regarding (i) the identification and disclosure of material information about the Corporation and (ii) the accuracy, completeness and timeliness of the Corporation's financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee shall be responsible for the following tasks:

•
Review and, as necessary, help revise the Corporation's controls and other procedures ("Disclosure Controls and Procedures") to ensure that (i) information required by the Corporation to be disclosed to the Securities and Exchange Commission (the "SEC"), and other written information that the Corporation will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•
Review the Corporation's (i) Annual Report on Form 10-KSB, Quarterly Reports on Form 10- QSB, and Current Reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the "Reports"), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to the Corporation's security holders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the "Disclosure Statements").

•
Discuss information relative to the Committee's responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Other Responsibilities

The Committee shall have such other responsibilities, consistent with the Committee's purpose, as any Senior Officer may assign to it from time to time.

Page - 44

Disclosure Control Considerations

The Committee shall base the review and revision of the Disclosure Controls and Procedures on the following factors:

•
Control Environment: The directives of the Board and Audit Committee; the integrity and ethical values of the Corporation's officers and employees, including the "tone at the top"; the Corporation's Code of Conduct; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of the Corporation’s officers and directors.

The Committee may designate two or more individuals, at least one of whom shall be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of the Corporation shall act as the Chair of the Committee (unless and until another member of the Committee shall be so appointed by any Senior Officer).

Meetings and Procedures

The Committee shall meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in the Corporation's organization and business lines and any material change in economic or industry conditions.

The Committee shall adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee shall have full access to all of Corporation's books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee shall review and assess this Charter annually, and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee's responsibilities or procedures, shall be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 45

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Yau-sing Tang, certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ending July 31, 2009 of Aurum Explorations, Inc..;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: November 16, 2009	By:	/s/ Yau-sing Tang
Yau-sing Tang, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

Page - 46

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aurum Explorations, Inc. (the “Company”) on Form 10-K for the year ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Principal Executive Officer  adn Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009	By:	/s/ Yau-sing Tang
Yau-sing Tang, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

Page - 47