Form 10-Q
period 2009-10-31
Aurum Explorations, Inc.
filed 2009-12-22
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 903 Allied Kajima Building
138 Gloucester Road Wanchai
Hong Kong
(Address of principal executive offices, including zip code.)

 +(852) 2591 1221
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,860,000 shares of common stock as of December 21, 2009.

Page - 1

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.

UNAUDITED FINANCIAL STATEMENTS
October 31, 2009

(Amounts expressed in U.S. Dollars)

Page - 2

AURUM EXPLORATIONS, INC.

BALANCE SHEETS

 (Amounts expressed in U.S. Dollars)

	October 31, 2009	July 31, 2009
		(Audited)
ASSETS

Current assets
Cash on trust	$8,809	$-

TOTAL ASSETS	$8,809	$-

LIABILITIES

Current liabilities
Accrued liabilities	$15,224	$8,785
Amount due to a director	12,000	-
TOTAL LIABILITIES	27,224	8,785

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares issued and outstanding	8,860	8,860

Additional Paid-In Capital	138,262	132,262

Accumulated Deficit	(165,537)	(155,907)

Total shareholders’ deficit	(18,415)	(8,785)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,809	$-

The accompanying notes are an integral part of these unaudited financial statements.

AURUM EXPLORATIONS, INC.

STATEMENTS OF OPERATIONS

 (Amounts expressed in U.S. Dollars)

	For the three months ended October 31,	For the three months ended October 31,	For the period from April 27, 2007 (inception) to October 31
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)

Revenue	$-	$-	$-

Expenses
Exploration and development	-	1,009	17,691
Filing fees	-	-	17,467
Office and miscellaneous	51	2,501	26,433
Professional fees	9,579	17,325	103,946

Net Loss and Comprehensive Loss For The Period	$9,630	$20,835	$165,537

Basic And Diluted Loss Per Common Shares	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	8,860,000	8,360,000

The accompanying notes are an integral part of these unaudited financial statements.

AURUM EXPLORATIONS, INC.

 STATEMENTS OF CASH FLOWS

 (Amounts expressed in U.S. Dollars)
	For the three months ended October 31, 2009	For the three months ended October 31, 2008	For the period from April 27, 2007 (inception) to October 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss for the period	$(9,630)	$(20,835)	$(165,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	500
Donated rent and services	-	2,326	19,012
(Increase) Decrease in working capital:
Accounts payable and accrued liabilities	6,439	10,299	15,224
Net cash used in operating activities	(3,191)	(8,210)	(130,801)

Cash Flows From Financing Activities
Amount due to a director	12,000	-	12,000
Amount due to the former shareholder	-	8,477	66,610
Shares issued for cash	-	-	56,800
Cash received on subscription	-	-	4,200
	12,000	8,477	139,610

Increase (Decrease) In Cash	8,809	267	8,809

Cash, Beginning Of Period	-	3,581	-

Cash, End Of Period	$8,809	$3,848	$8,809

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash Investing And Financing Activities
Shares issued for subscription	$-	$-	$4,200
Waiver of amount due to the former shareholders	$-	$8,477	$66,610

 The accompanying notes are an integral part of these unaudited financial statements.

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company”, “Aurum Explorations”, “we”, “us” or “our” are references to the business of Aurum Explorations, Inc.

Aurum Explorations, Inc. was incorporated in the State of Nevada on April 27, 2007.  The Company was formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.  In July 2009, there was a change in control of the Company and as a result, the Company became dormant.  The Company is currently in the development stage as defined in ASC 915 (formerly SFAS No. 7). All activities of the Company to date relate to its organization, initial funding and share issuances.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $165,537 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles.  These financial statements for interim periods are unaudited.  In the opinion of management, the financial statements included all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these unauidted financial statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates the related estimates and assumptions. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Earnings per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed using the weighted average number of common stock outstanding during the year/period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the year/period.  At October 31, 2009 and 2008, the Company has no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $165,537 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

Use of Estimates and Assumptions

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

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (cont’d)

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

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted (cont’d)

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

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncement to be Adopted (cont’d)

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

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2009
 (Amounts expressed in U.S. Dollars)

NOTE 3 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740-10 (formerly SFAS No. 109), the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that realization is more likely than not it will utilize the net operating losses carried forward in future years.

As the Company has incurred net operating losses since its inception, there is no provision for income taxes.

Significant components of the Company’s deferred income tax assets are as follows:

	April 30, 2009	July 31, 2009
		(audited)
Net operating loss carry forward	$165,530	$155,900

Deferred income tax asset	56,280	55,500

Valuation allowance	(56,280)	(55,500)

Net deferred tax assets	$-	$-

At October 31, 2009 the Company has net operating loss carried forwards of approximately $165,530 which expires as follows.  The Company established a valuation allowance account totaling $56,280 at October 31, 2009.

2027	$34,000
2028	78,800
2029	43,100
2030	9,630

$165,530

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended October 31, 2009, the sole director, Yau-sing Tang, advanced an amount of $12,000 to the Company.  The amount due to a director was non-interest bearing and repayable on demand.

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

The Company investigates and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business

Limited Operating History; Need for Additional Capital

                There is no historical financial information about us upon which to base an evaluation of our performance. We are a “blank check” company and have not generated any revenues from activities. We cannot guarantee we will be successful in any business activity. Whatever business we select, it will be subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Results of Activities

From Inception on April 27, 2007 to October 31, 2009

The Company has continued to incur operating expenses and has not generated any revenues from business activities since its inception on April 27, 2007.  For the period from April 27, 2007 (date of inception) to October 31, 2009, the Company had net loss of $165,537, mainly attributable to the professional fees – accounting, auditing and legal expenses of $103,946.

Liquidity and Capital Resources

                As of the date of this report, we have not yet generated any revenues from any business activities.  All expenses incurred or to be incurred would be financed solely by the director.

Page - 13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We are a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

                We are a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS

                The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 14

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of December, 2009.

AURUM EXPLORATIONS, INC.

BY:	YAU-SING TANG
Yau-sing Tang
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
Sarbanes-Oxley Act of 2002.

Page - 15

Exhibit 31.1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Yau-sing Tang, certify that:

1.	I have reviewed this Form 10-Q for the period ended October 31, 2009 of Aurum Explorations, Inc.;

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

4.
I am  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’ s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant = s most recent fiscal quarter (the registrant’ s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant = s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’ s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 21st December, 2009	YAU-SING TANG
Yau-sing Tang
Principal Executive Officer and Principal Financial Officer

Page - 16

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aurum Explorations, Inc. (the “Company”) on Form 10-Q for the period ended October 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 21st December, 2009.

YAU-SING TANG
Yau-sing Tang
Chief Executive Officer and Chief Financial Officer

Page - 17