Form 10-Q
period 2010-01-31
Aurum Explorations, Inc.
filed 2010-03-22
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 903 Allied Kajima Building
138 Gloucester Road, Wanchai
Hong Kong
(Address of principal executive offices, including zip code.)

+ (852) 2591 1221
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐ NO ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,860,000 shares of common stock as of March 19, 2010.

Page - 1

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

AURUM EXPLORATIONS, INC.

UNAUDITED FINANCIAL STATEMENTS
January 31, 2010

(Amounts expressed in U.S. Dollars)

	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash on trust	$1,628	$-

TOTAL ASSETS	$1,628	$-

LIABILITIES

Current liabilities
Accrued liabilities	$7,517	$8,785
Amount due to a director	18,044	-
TOTAL LIABILITIES	25,561	8,785

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares issued and outstanding	8,860	8,860

Additional Paid-In Capital	138,262	132,262

Accumulated Deficit	(171,055)	(155,907)

Total shareholders’ deficit	(23,933)	(8,785)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,628	$-

The accompanying notes are an integral part of these unaudited financial statements.

Page - 2

AURUM EXPLORATIONS, INC.

STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. Dollars)

	For the three months ended January 31, 2010 (unaudited)	For the three months ended January 31, 2009 (unaudited)	For the six months ended January 31, 2010 (unaudited)	For the six months ended January 31, 2009 (unaudited)	For the period from April 27, 2007 (inception) to January 31, 2010 (unaudited)
Revenue	$-		$-	$-	$-

Expenses
Exploration and development	-	-		1,009	17,691
Filing fees	1,217	242	1,217	242	18,685
Office and miscellaneous	-	2,367	52	4,868	26,433
Professional fees	4,300	6,370	13,879	23,695	108,246

Net Loss and Comprehensive Loss For The Period	$5,517	$8,979	$15,148	$29,814	$171,055

Basic And Diluted Loss Per Common Shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	8,860,000	8,860,000	8,860,000	8,360,000

The accompanying notes are an integral part of these unaudited financial statements.

Page - 3

AURUM EXPLORATIONS, INC.

STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. Dollars)

	For the six months ended January 31, 2010	For the six months ended January 31, 2009	For the period from April 27, 2007 (inception) to January 31, 2010
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss for the period	$(15,148)	$(29,814)	$(171,055)
Adjustments to reconcile net loss to net cash used in operating activities:-
Shares issued for services	-	-	500
Donated rent and services	-	4,406	19,012
Increase (Decrease) in working capital:
Accounts payable and accrued liabilities	(1,268)	(1,253)	7,517
Net cash used in operating activities	(16,416)	(26,661)	(144,026)

Cash Flows From Financing Activities
Amount due to a director	18,044	-	18,044
Amount due to the former shareholder	-	30,459	66,610
Shares issued for cash	-	-	56,800
Cash received on subscription	-	-	4,200
	18,044	30,459	145,654

Increase (Decrease) In Cash	1,628	3,798	1,628

Cash, Beginning Of Period	-	3,581	-

Cash, End Of Period	$1,628	$7,379	$1,628

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash Investing And Financing Activities
Shares issued for subscription	$-	$-	$4,200
Waiver of amount due to the former shareholders	$-	$-	$66,610

The accompanying notes are an integral part of these unaudited financial statements.

Page - 4

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $171,055 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles.  These financial statements for interim periods are unaudited.  In the opinion of management, the financial statements included all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these unaudited financial statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates the related estimates and assumptions. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Earnings per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed using the weighted average number of common stock outstanding during the year/period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the year/period.  At January 31, 2010 and 2009, the Company has no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

Page - 5

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $171,055 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

Use of Estimates and Assumptions

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

Page - 6

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months on less than the date of purchase that are really convertible into cash to be cash equivalents.

Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s financial statements, but references in the Company’s notes to financial statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Page - 7

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted (cont’d)

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have an impact on the Company’s financial statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for non-financial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s financial statements.

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

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s financial statements.

Page - 8

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted (cont’d)

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncement to be Adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s financial statements.

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

Page - 9

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
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

In October 2009, the FASB concurrently issued the following ASC Updates:

• ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

• ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

Page - 10

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncement to be Adopted (cont’d)

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 with retrospective application required.

In January 2010, the FASB issued the following ASC Updates:

• ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

• ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

• ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

• ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Page - 11

AURUM EXPLORATIONS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2010
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

As the Company has incurred net operating losses since its inception, there is no provision for income taxes.

Significant components of the Company’s deferred income tax assets are as follows:

	January 31, 2010	July 31, 2009
		(audited)
Net operating loss carry forward	$171,055	$155,900

Deferred income tax asset	58,159	55,500

Valuation allowance	(58,159)	(55,500)

Net deferred tax assets	$-	$-

At January 31, 2010  the Company has net operating loss carried forwards of approximately $171,055 which expires as follows.  The Company established a valuation allowance account totaling $58,159 at January 31, 2010.

2027	$34,000
2028	78,800
2029	43,100
2030	15,155

$171,055

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2010, the sole director, Yau-sing Tang, advanced an amount of $18,044 to the Company.  The amount due to a director was non-interest bearing and repayable on demand.

Page - 12

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

Results of Activities

From Inception on April 27, 2007 to January 31, 2010

The Company has continued to incur operating expenses and has not generated any revenues from business activities since its inception on April 27, 2007.  For the period from April 27, 2007 (date of inception) to January 31, 2010, the Company had net loss of $171,055, mainly attributable to the professional fees – accounting, auditing and legal expenses of $108,246.

Liquidity and Capital Resources

As of the date of this report, we have not yet generated any revenues from any business activities.  All expenses incurred or to be incurred would be financed solely by the director.

Page - 13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosure about Market Risk:
We are a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements.
The Company has no off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company, its directors, officers and affiliates of the Company.

ITEM 1A.  RISK FACTORS

We are a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer filed pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 14

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURUM EXPLORATIONS, INC.

	BY:	/s/ YAU-SING TANG
Dated: March 19, 2010		Yau-sing Tang
President, Chief Executive Officer, Treasurer, Principal Chief Officer, Principal Accounting Officer and sole member of the Board of Directors.

Page - 15

Exhibit 31.1

Certificate of Chief Executive Officer Pursuant to
Securities Exchange Act Rules 13a-14(a) and 15d-149a)
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 202

I, Yau-sing Tang, certify that:

1.	I have reviewed this Form 10-Q for the period ended January 31, 2010 of Aurum Explorations, Inc.;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’ s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

(d)
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

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’ s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 19th March, 2010.	/s/ YAU-SING TANG
Yau-sing Tang
Chief Executive Officer and President
(Principal Executive Officer)

Page - 16

Exhibit 31.2

Certificate of Chief Financiak Officer Pursuant to
Securities Exchange Act Rules 13a-14(a) and 15d-149a)
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 202

I, Yau-sing Tang, certify that:

1.	I have reviewed this Form 10-Q for the period ended January 31, 2010 of Aurum Explorations, Inc.;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’ s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

(d)
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

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’ s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 19, 2010	/s/ YAU-SING TANG
Yau-sing Tang
Chief Financial Officer and Controller
(Principal Financial Officer)

Page - 17

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aurum Explorations, Inc. (the “Company”) on Form 10-Q for the period ended January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 19, 2010

/s/ YAU-SING TANG
Yau-sing Tang
Chief Executive Officer and President
(President Executive Officer)

Page - 18

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aurum Explorations, Inc. (the “Company”) on Form 10-Q for the period ended January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March, 2010

/s/ YAU-SING TANG
Yau-sing Tang
Chief Financial Officer
(Principal Financial Officer)

Page - 19