Form 10-Q
period 2010-04-30
Aurum Explorations, Inc.
filed 2010-06-14
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 903 Allied Kajima Building
138 Gloucester Road, Wanchai
Hong Kong
(Address of principal executive offices, including zip code.)

+ (852) 2591 1221
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

SEC 1296 (03-10) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,860,000 shares of common stock as of June 14, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AURUM EXPLORATIONS, INC.

BALANCE SHEETS
(Amounts expressed in U.S. Dollars)

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash on trust	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES

Current liabilities:
Accrued liabilities	$3,606	$8,785
Amount due to a director	21,746	-
TOTAL LIABILITIES	$25,352	$8,785

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares and 8,860,000 issued and outstanding, respectively	$8,860	$8,860

Additional Paid-In Capital	138,262	138,262

Accumulated Deficit	(172,474)	(155,907)

Total stockholders’ deficit	$(25,352)	$(8,785)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts expressed in U.S. Dollars)

	For the three months ended April 30,	For the three months ended April 30,	For the nine months ended April 30,	For the nine months ended April 30,	For the period from April 27, 2007 (inception) to April 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	-	-	-	1,009	17,691
Filing fees	346	790	1,376	1,032	18,844
Office and miscellaneous	-	2,733	52	7,601	26,433
Professional fees	1,260	5,953	15,139	29,648	109,506

Net Loss and Comprehensive Loss For The Period	$1,606	$ 9,476	$16,567	$39,290	$172,474

Basic And Diluted Loss Per Common Share	$(0.00)	$ (0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding Basic and Dilutive	8,860,000	8,860,000	8,860,000	8,860,000

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts expressed in U.S. Dollars)
	For the nine months ended April 30, 2010	For the nine months ended April 30, 2009	For the period from April 27, 2007 (inception) to April 30, 2010

Cash Flows From Operating Activities:
Net loss for the period	$(16,567)	$(39,920)	$(172,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	500
Donated rent and services	-	6,455	19,012
Increase (Decrease) in working capital:
Accounts payable and accrued liabilities	(5,179)	(2,213)	3,606
Net cash used in operating activities	(21,746)	(35,048)	(149,356)

Cash Flows From Financing Activities:
Amount due to a director	21,746	-	21,746
Amount due to the former stockholder	-	31,999	66,610
Shares issued for cash	-	-	56,800
Cash received on subscription	-	-	4,200
	21,746	31,999	149,356

Increase (Decrease) in Cash For Period	-	(3,049)	-

Cash, Beginning of Period	-	3,581	-

Cash, End of Period	$-	$532	$-

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash Investing and Financing Activities:
Shares issued for subscription	$-	$-	$4,200
Waiver of amount due to the former stockholders	$-	$-	$66,610

The accompanying notes are an integral part of these unaudited financial statements.

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $172,474 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence until July 31, 2011. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements for interim periods are unaudited.  In the opinion of management, the unaudited interim financial statements for the three and nine months ended April 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of July 31, 2009 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the nine months ended April 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates the related estimates and assumptions. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basic and Diluted Net loss per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  At April 30, 2010 and 2009, the Company had no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

Foreign Currency Translation and Other Comprehensive Income

The Company has adopted ASC 830-10 (formerly SFAS No. 52, “Foreign Currency Translation”).  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in the income statement for the year/period. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. As the Company's functional currency is the U.S. dollar, all translation gains and losses are transactional, and the Company has no assets with value recorded in foreign currency, there is no recognition of other comprehensive income in the financial statements.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $172,474 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence until July 31, 2011. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

Use of Estimates and Assumptions

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

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Fair values of financial instruments

ASC 825-10 (formerly SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,") requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash, accrued liabilities and amount due to the former stockholder.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s financial statements, but references in the Company’s notes to financial statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s financial statements.

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

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

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

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s financial statements.

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

In January 2010, the FASB issued the following ASC Updates:

• ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

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

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

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

As the Company has incurred net operating losses since its inception, there is no provision for income taxes.

Significant components of the Company’s deferred income tax assets are as follows:

	April 30, 2010	July 31, 2009
		(audited)
Net operating loss carry forward	$172,474	$155,900

Deferred income tax asset	58,641	55,500

Valuation allowance	(58,641)	(55,500)

Net deferred tax assets	$-	$-

At April 30, 2010 the Company had net operating loss carried forwards of approximately $172,474 which expire as follows.  The Company established a valuation allowance account totaling $58,641 at April 30, 2010.

2027	$34,000
2028	78,800
2029	43,100
2030	16,574

$172,474

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)
NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended April 30, 2010, the sole director, Yau-sing Tang, advanced $21,746 to the Company.  The amount due to this director is non-interest bearing and repayable on demand.

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

In July 2009, there was a change in control of the Company.  Thereafter, the Company became dormant and is now actively seeking a business combination through the acquisition of, or merger with, an operating business. The Company now maintains its principal executive offices at Suite 903, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong, China.

The Company is a “blank check” company.  The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a) (51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company is actively seeking a business combination with an operating business.  The Company’s target company is a company that perceives advantages from being a publicly held corporation. The Company’s principal business objective for the near term will be to achieve long-term growth potential through such a business combination. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Activities

From Inception on April 27, 2007 to April 30, 2010

The Company has continued to incur operating expenses and has not generated any revenues from business activities since its inception on April 27, 2007.  For the period from April 27, 2007 (date of inception) to April 30, 2010, the Company had net losses of $172,474, mainly attributable to professional fees, including accounting, auditing and legal expenses of $109,506.

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues from any business activities.  We expect that all expenses incurred or to be incurred will be financed solely by the director.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  The Company has no off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AURUM EXPLORATIONS, INC.

Dated: June 14, 2010	BY:	/s/ YAU-SING TANG
Yau-sing Tang
President, Chief Executive Officer, Treasurer, Principal Chief Officer, Principal Accounting Officer and sole member of the Board of Directors.

Exhibit 31.1

Certificate of Chief Executive Officer Pursuant to
Securities Exchange Act Rules 13a-14(a) and 15d-149a)
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 202

I, Yau-sing Tang, certify that:

1.	I have reviewed this Form 10-Q for the period ended April 30, 2010 of Aurum Explorations, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 14, 2010	/s/ YAU-SING TANG
Yau-sing Tang
Chief Executive Officer and President
(Principal Executive Officer)

Exhibit 31.2

Certificate of Chief Financial Officer Pursuant to
Securities Exchange Act Rules 13a-14(a) and 15d-149a)
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 202

I, Yau-sing Tang, certify that:

1.	I have reviewed this Form 10-Q for the period ended April 30, 2010 of Aurum Explorations, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 14, 2010	/s/ YAU-SING TANG
Yau-sing Tang
Chief Financial Officer and Controller
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aurum Explorations, Inc. (the “Company”) on Form 10-Q for the period ended April 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 14, 2010	/s/ YAU-SING TANG
Yau-sing Tang
Chief Executive Officer and President
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aurum Explorations, Inc. (the “Company”) on Form 10-Q for the period ended April 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yau-sing Tang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 14, 2010	/s/ YAU-SING TANG
Yau-sing Tang
Chief Financial Officer
(Principal Financial Officer)