Form 10-K
period 2010-07-31
Aurum Explorations, Inc.
filed 2010-10-06
CIK 1415543

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________________TO____________________

Commission file number 000-53481

AURUM EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0681042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Suite 903 Allied Kajima Building 138 Gloucester Road Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: + (852) 2591 1221

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Page - 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of January 29, 2010 was $61,084.80, based on 3,360,000 shares of common stock held by non-affiliates valued at $.01818 per share, the last known sale price of the Registrant’s common stock.

 As of October 1, 2010, the registrant had 8,860,000 shares of common stock outstanding.

Page - 2

Page - 3

PART I.

ITEM 1. BUSINESS.

General Introduction

Aurum Explorations, Inc. (“Aurum”, “we”, “us”, “our” or the “Company”) was incorporated in the State of Nevada on April 27, 2007.  The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.

In July 2009, there was a change in control of the Company.  Thereafter, the Company became dormant and is now actively identifying a business combination through the acquisition of, or merger with, an operating business. The Company now maintains its principal executive office at Suite 903, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong, China.

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

The Company is actively seeking a business combination with an operating business that seeks the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the near term will be to achieve long-term growth potential through such a business combination. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have no employees, and our management devotes only a limited amount of time to our business.

ITEM 1A. RISK FACTORS.

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

Page - 4

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

Since inception (April 27, 2007) through July 31, 2010, we have incurred a net loss of $180,391.   We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Page - 5

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

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Page - 6

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

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market.  A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

Page - 7

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

Our independent auditors have expressed doubt about our ability to continue as a going concern, and the amounts recorded in our financial statements may require adjustments if the assumption that the entity is a going concern proves untrue, which may hinder our ability to obtain future financing.

Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern, As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares would be of little or no value.

There is currently no active trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

There is no active public trading market for the Common Stock. Further, no active public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

Page - 8

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we may decide to file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside of our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offers and sells such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Page - 9

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

Control by Management.

Management currently owns 62% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including :

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s articles of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence and control over our management and affairs.  Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

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

Page - 10

  PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently quoted on the inter-dealer electronic quotation and trading system maintained by Pink OTC Markets Inc. under the symbol of “ARMX”.  The Company’s common stock has not had any trading since its quotation.  Because of such lack of trading history, we cannot present a high and low bid price.

Holders

As of October 1, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 11.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

We did not issue any securities during the year ended July 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Aurum Explorations, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Nevada on April 27, 2007.  The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.

Page - 11

In July 2009, there was a change in control of the Company.  Thereafter, the Company became dormant and is now actively seeking a business combination through the acquisition of, or merger with, an operating business. The Company now maintains its principal executive office at Suite 903, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong, China.

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

The Company is actively seeking a business combination with an operating business that seeks the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the near term will be to achieve long-term growth potential through such a business combination. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Activities

From Inception on April 27, 2007 to July 31, 2010

The Company has continued to incur operating expenses and has not generated any revenues from business activities since its inception on April 27, 2007.  For the period from April 27, 2007 (date of inception) to July 31, 2010, the Company had net losses of $180,391, mainly attributable to professional fees, including accounting, auditing and legal expenses of $115,906.

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues from any business activities.  We expect that all expenses incurred or to be incurred will be financed solely by our sole director in his sole discretion.

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

Page - 12

We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

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

Our officer and director is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Results of operations

Revenue

We had revenue of $0 for the years ended July 31, 2010 and 2009 because we do not have active operations from which we would generate revenue.

Expenses

We incurred $24,484 in expenses for the year ended July 31, 2010 as compared to expenses of $43,043 for the year ended July 31, 2009.  Most of the expenses were accounting, legal and other professional fees of $21,539 and $32,868 for the year ended July 31, 2010 and 2009, respectively.  The expenses decreased by $18,559, or 43% over the year mainly because of the decrease in exploration and development expenses of $1,009, accounting, legal and other professional fees of $11,329 and office expenses of $8,083.

Net Loss

Our net loss for the year ended July 31, 2010 was $24,484 whereas our net loss for the year ended July 31, 2009 was $43,043.  The decrease in net loss of $18,559 was in line with the decrease in expenses.

Liquidity and Capital Resources

As of July 31, 2010, the Company had no assets, which was the same amount as of July 31, 2009.  The Company’s current liabilities as of July 31, 2010 and 2009 totaled $33,269 and $8,785, respectively.  Included in the current liabilities as of July 31, 2010, there was the amount due to the sole director of $24,017.

Page - 13

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the period from April 27, 2007 (Inception) to July 31, 2010

Operating activities	$(151,627)
Investing activities	-
Financing activities	151,627

Net effect on cash	$-

The Company has no assets and has generated no revenue since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Page - 14

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page - 15

To the Board of Directors and Stockholders of
Aurum Explorations, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Aurum Explorations, Inc. as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum Explorations, Inc. as of July 31, 2010 and 2009, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALBERT WONG & COMPANY
Certified Public Accountants
Hong Kong
October 6, 2010

AURUM EXPLORATIONS, INC.
BALANCE SHEETS
(Amounts expressed in U.S. Dollars)

	July 31,	July 31,
	2010	2009

ASSETS
Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$0

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$9,252	$8,785
Amount due to a director	24,017	-

Total liabilities	33,269	8,785

SHAREHOLDERS’ DEFICIT

Share Capital
$0.001 par value, 50,000,000 shares authorized;
8,860,000 (2009 - 8,860,000) shares issued and outstanding	8,860	8,860

Additional Paid-in Capital	138,262	138,262

Accumulated Deficit	(180,391)	(155,907)

Total stockholders' deficit	(33,269)	(8,785)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) to JULY 31, 2010
(Amounts expressed in U.S. Dollars)

			For the period
			from April 27,
	For the	For the	2007 (inception)
	year ended	year ended	to
	July 31,	July 31,	July 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Exploration and development expenses	0	1,009	17,691
Filing fees	2,894	1,032	20,361
Office and miscellaneous expenses	51	8,134	26,433
Professional fees	21,539	32,868	115,906

Net Loss and Comprehensive Loss For The Year/Period	$24,484	$43,043	$180,391

Loss Per Share – Basic and Diluted	$(0.003)	$(0.005)

Weighted Average Number of Shares Outstanding	8,860,000	8,860,000

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) TO JULY 31, 2010
(Amounts expressed in U.S. Dollars)

	Common Stock
	Share	Amount	Additional Paid-in Capital	Stock Subscription Rec.	Accumulated Deficit	Total
Balance, April 27, 2007	-	$-	$-	$-	$-	$-
(Date of inception)
Founding shares issued
for cash at par	5,000,000	5,000	-	-	-	5,000
Shares issued for cash	3,276,000	3,276	48,524	-	-	51,800
Subscriptions receivable	84,000	84	4,116	(4,200)	-	-
Donated rent and services	-	-	2,411	-	-	2,411
Net loss for the period	-	-	-	-	(34,095)	(34,095)

Balance, July 31, 2007	8,360,000	8,360	55,051	(4,200)	(34,095)	25,116
Cash received for subscription receivable	-	-	-	4,200	-	4,200
Shares issued for services	500,000	500	-	-	-	500
Donated rent and services	-	-	10,145	-	-	10,145
Net loss for the year	-	-	-	-	(78,769)	(78,769)

Balance, July 31, 2008	8,860,000	8,860	65,196	-	(112,864)	(38,808)
Donated rent and services	-	-	6,456	-	-	6,456
Waiver of amount due to the former shareholder	-	-	66,610	-	-	66,610
Net loss for the year	-	-	-	-	(43,043)	(43,043)

Balance, July 31, 2009	8,860,000	8,860	138,262	-	(155,907)	$(8,785)
Net loss for the year	-	-	-	-	(24,484)	(24,484)

Balance, July 31, 2010	8,860,000	$8,860	$138,262	$-	$(180,391)	$(33,269)

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
	For the year ended July 31, 2010	For the year ended July 31, 2009	For the period from April 27 2007 (inception) to July 31, 2010

Cash Flows From Operating Activities
Net loss for the year/period	$(24,484)	$(43,043)	$(180,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	500
Donated rent and services	-	6,456	19,012
Changes in current assets and liabilities
Accrued liabilities	467	(12,243)	9,252
	(24,017)	(48,830)	(151,627)
Cash Flows From Financing Activities
Amount due to the former shareholder	-	45,249	66,610
Amount due to a director	24,017	-	24,017
Shares issued for cash	-	-	56,800
Cash received on subscriptions	-	-	4,200
	24,017	45,249	151,627
(Decrease) Increase In Cash	-	(3,581)	-
Cash, Beginning of Year/Period	-	3,581	-

Cash, End of Year/Period	$-	$-	$-

Non-cash investing and financing activities
Shares issued for subscription	$-	$-	$4,200
Waiver of amount due to the former shareholder	$-	$66,610	$66,610
Supplemental Disclosure of Cash Flow information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

AURUM EXPLORATIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2010
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Earnings per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed using the weighted average number of common stock outstanding during the year/period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the year/period.  At July 31, 2010 and 2009, the Company has no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $180,391 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to identify any profitable operations to be acquired in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

Use of Estimates and Assumptions

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income. The Company does not have any significant deferred tax assets or liabilities in the United States of America.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements Adopted (Continued)

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

Recent Accounting Pronouncements Adopted (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Pronouncements to be Adopted (Continued)

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

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification  This updated provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements to be Adopted  (Continued)

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	July 31, 2010	July 31, 2009

Computed expected income taxes	$8,324	$14,635
Increase in valuation allowance	(8,324)	(14,635)

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	July 31,	July 31,
	2010	2009
Net operating loss carry forward	$180,400	$155,900
Deferred income tax asset	61,336	53,006
Valuation allowance	(61,336)	(53,006)
Net deferred tax assets	$-	$-

NOTE 4 - INCOME TAXES (CONTINUED)

At July 31, 2010, the Company has net operating loss carried forwards of approximately $180,400 which expires as follows.  The Company established a valuation allowance account totaling $61,336 as at July 31, 2010.

2027	$34,000
2028	78,800
2029	43,100
2030	24,500
$180,400

The Company did not have any interest and penalty recognized in the income statements for the years ended July 31, 2009 and 2010 or balance sheet as of July 31, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2006, 2007 and 2008 U.S. Corporation Income Tax Returns are subject to U.S. Internal Revenue Service examination.

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

 During the year ended July 31, 2010, the sole director, Yau-sing Tang, advanced $24,017.02 to the Company.  The amount due to this director is non-interest bearing and repayable on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of July 31, 2010, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2010, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010 allows small public companies to have a permanent exemption from the Sarbanes-Oxley Section 404(b) requirement to obtain an audit report of internal controls over financial reporting.

Page - 32

Changes in Internal Controls.

During the year ended July 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Yau-sing Tang	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Tang has held his offices since July 16, 2009 and has served as a director since October 4, 2009.

Background of Officers and Directors

Yau-sing Tang, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

Yau-Sing Tang has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary of Aurum since July 2009 and a director of Aurum since October 2009.  Since October 2008, Mr. Tang has been the chief financial officer of China Agritech, Inc. (CAGC), a company listed on the NASDAQ Global Market.  Since August 2010, Mr. Tang has served as a director of China North East Petroleum Holdings Limited (NEP), a company listed on the American Stock Exchange.  From March 2008 to September 2008, Mr. Tang was the director of AGCA CPA Limited, a CPA firm in Hong Kong.  From August 2006 to March 2008, Mr. Tang was the financial controller of Carpenter Tan Holdings Ltd., a company listed on the Main Board of The Stock Exchange of Hong Kong Limited.  From January 2006 to July 2006, Mr. Tang was the founder and managing director of AGCA CPA Limited.  From April 2003 to December 2005, Mr. Tang was the executive director and chief financial officer of China Cable and Communication, Inc., a company quoted on the Pink Sheets.  Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong in 1986.  Mr. Tang is a fellow of the Association of Chartered Certified Accountants in the United Kingdom and the Hong Kong Institute of Certified Public Accountants.  Mr. Tang is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.

Page - 33

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Page - 34

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any failures to file a report required by Section 16(a) of the Securities Exchange Act with respect to the Company’s common stock during the period covered by this annual report.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation paid by the Company to the executive officers of the Company for services rendered during the fiscal years ended July 31, 2010 and 2009.

Name	Year	Total Compensation
Yau-sing Tang*	2010	None
	2009	None

* Mr. Yau-sing Tang was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary on July 16, 2009 and was the sole executive officer of the Company during the fiscal year ended July 31, 2010.

 Employment Agreements

We have not entered into any employment agreements with our sole officer.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.  No compensation was paid to any Company director during the year ended July 31, 2010.
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

Page - 35

Stock Option

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

 The following table sets forth information regarding beneficial ownership of our common stock as of October 1, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Suite 903 Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of October 1, 2010 based upon 8,860,000 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent Common Stock

Yau-sing Tang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	5,500,000(1)	62.1%

All officers and directors as a group (one person named above)		5,500,000	62.1%

Wellkey Holdings Limited		5,500,000(1)	62.1%

(1)The shares are indirectly owned by Yau-sing Tang through his 100% owned company called Wellkey Holdings Limited, a company incorporated under the laws of the British Virgin Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with Related Persons

Since the beginning of the Company’s fiscal year ended July 31, 2009, no related person has had any direct or indirect material interest in any transaction or currently proposed transaction, which the company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, except for the following:

In July 2009, Patrick Mohammed, the Company's director and former sole officer and majority shareholder, waived a debt owed to him by the Company of $66,610 in connection with a change in control of the Company.

During the year ended July 31, 2010, Yau-sing Tang, our sole officer and director, advanced funds to the Company totaling $24,017 as at July 31, 2010.  As of October 1, 2010, the amount due to Mr. Tang totaled $33,269.  The amount due to Mr. Tang is non-interest bearing and repayable on demand.

Page - 36

(b)           Promoters and control persons

During the past five fiscal years, Patrick Mohammed, and Yau-sing Tang have been promoters of the Company’s business, but none of these promoters have received anything of value from the Company nor is any person entitled to receive anything of value from the Company for services provided as a promoter of the business of the Company.

(c)           Director independence

The Company’s board of directors currently consists solely of Yau-sing Tang.  Pursuant to Item 407(a) (1) (ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a) (15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of the Company’s stock will not preclude a director from being independent.

In applying this definition, the Company’s board of directors has determined that Mr. Yau-sing Tang does not qualify as an “independent director” pursuant to Rule 4200(a) (15) of the NASDAQ Manual.

As of the date of the report, the Company did not maintain a separately designated compensation or nominating committee.  The Company has also adopted this definition for the independence of the members of its audit committee.  Yau-sing Tang serves on the Company’s audit committee.  The Company’s board of directors has determined that Mr. Yau-sing Tang is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by Albert Wong & Company as our principal independent registered public accounting firm are set forth below.

Fees for the fiscal years ended July 31, 2009 and 2010

Audit Fees.   Albert Wong & Company was paid aggregate fees of approximately $4,000 and $4,000, respectively, for the audit of our annual financial statements for the fiscal years ended July 31, 2009 and 2010 and review of our quarterly financial statements during such years.

Audit-Related Fees.   None.

Tax Fees.   Albert Wong & Company was paid aggregate fees of approximately $600 per year.

All Other Fees. There were no fees billed by Albert Wong & Company for other products and services for the fiscal years ended July 31, 2009 and 2010.

Page - 37

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I.  Listing of Documents

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firms

Balance Sheets – As of July 31, 2010 and 2009

Statements of Operations – For the Period from April 27, 2007 (Inception) to July 31, 2010

Statements of Stockholders’ Deficit – For the Period from April 27, 2007 (Inception) to July 31, 2010

Statements of Cash Flows – For the Years Ended July 31, 2010 and 2009 and For the Period from April 27, 2007 (Inception) to July 31, 2010

Notes to the Audited Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit	Description
3.1*	Articles of Incorporation of Aurum Explorations, Inc.
3.2	Bylaws of Aurum Explorations, Inc., filed as an Exhibit to Aurum’s Form SB-2 (Registration Statement) on October 29, 2007, and incorporated herein by reference.
10.1
Share Purchase Agreement dated July 16, 2009 between Wellkey Holdings Limited and Patrick Mohammed, filed as an Exhibit to Aurum’s Form 8-K (Current Report) on August 12, 2009, and incorporated herein by reference.

14	Code of Ethics, filed as an Exhibit to Aurum’s Form 10-K on November 16, 2009, and incorporated herein by reference.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, filed as an Exhibit to Aurum’s Form 10-K on November 16, 2009, and incorporated herein by reference.
99.2	Disclosure Committee Charter, filed as an Exhibit to Aurum’s Form 10-K on November 16, 2009, and incorporated herein by reference.
____________________
*Filed herewith.

Page - 38

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURUM EXPLORATIONS, INC.

Date: October 6, 2010	By:	/s/ Yau-sing Tang
Yau-sing Tang President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 6, 2010	By:	/s/ Yau-sing Tang
Yau-sing Tang President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Page - 39