Form 10-Q
period 2010-09-30
Aurum Explorations, Inc.
filed 2010-11-22
CIK 1415543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53481

AURUM EXPLORATIONS, INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	68-0681042
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Room 2102-03, 21/F, Kingsfield Centre
18-20 Shell Street, North Point, Hong Kong
(Address of Principal Executive Offices) (Zip Code)

852-2891-2111
(Registrant’s Telephone Number, Including Area Code)

Fiscal year ended July 31
(Former Fiscal Year)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2010, there were outstanding 48,747,600 shares of the Registrant’s Common Stock.

AURUM EXPLORATIONS, INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.

AURUM EXPLORATIONS, INC.
BALANCE SHEETS
(Amounts expressed in U.S. Dollars)

	September 30, 2010	July 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES

Current liabilities:
Accrued liabilities	$9,252	$9,252
Amount due to a director	24,017	24,017
TOTAL LIABILITIES	$33,269	$33,269

STOCKHOLDERS’ DEFICIT

Common Stock:
$0.001 par value, 50,000,000 shares authorized;
8,860,000 shares and 8,860,000 issued and outstanding, respectively	$8,860	$8,860

Additional Paid-In Capital	138,262	138,262

Accumulated Deficit	(180,391)	(180,391)

Total stockholders’ deficit	$(33,269)	$(33,269)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited) (Amounts expressed in U.S. Dollars)

	For the two months ended September 30,	For the two months ended September 30,	For the three months ended September 30,	For the three months ended September 30,	For the period from April 27, 2007 (inception) to September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	-	-	-	-	17,691
Filing fees	-	-	1,517	-	20,361
Office and miscellaneous	-	-	-	533	26,433
Professional fees	-	-	6,400	3,220	115,906

Net Loss and Comprehensive Loss For The Period	$-	$-	$(7,917)	$(3,753)	$(180,391)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding Basic and Diluted	8,860,000	8,860,000	8,860,000	8,860,000

The accompanying notes are an integral part of these financial statements.

AURUM EXPLORATIONS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts expressed in U.S. Dollars)

	For the two months ended September 30, 2010	For the three months ended September 30, 2010	For the two months ended September 30, 2009	For the three months ended September 30, 2009	For the period from April 27, 2007 (inception) to September 30, 2010

Cash Flows From Operating Activities:
Net loss for the period	$-	(7,917)	$-	(3,753)	$(180,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	-	-	500
Donated rent and services	-	-	-	-	19,012
Increase (Decrease) in working capital:
Accounts payable and accrued liabilities	-	7,252	-	3,753	9,252
Amount due to director	-	665	-	-	-
Net cash used in operating activities	-	-	-	-	(151,627)

Cash Flows From Financing Activities:
Amount due to the former stockholder	-	-	-	-	66,610
Amount due to a director	-	-	-	-	24,017
Shares issued for cash	-	-	-	-	56,800
Cash received on subscription	-	-	-	-	4,200
	-	-	-	-	151,627

Increase (Decrease) in Cash For Period	-	-	-	-	-

Cash, Beginning of Period	-	-	-	-	-

Cash, End of Period	$-		$-	-	$-

Supplemental Disclosures of Cash Flow Information
Interest paid	$-		$-	-	$-
Income taxes paid	$-		$-	-	$-
Non-cash Investing and Financing Activities:
Shares issued for subscription	$-		$-	-	$4,200
Waiver of amount due to the former stockholders	$-		$-	-	$66,610

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

Aurum Explorations, Inc. was incorporated in the State of Nevada on April 27, 2007.  The Company was formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.  In July 2009, there was a change in control of the Company and as a result, the Company became dormant.  The Company was in the development stage as defined in ASC 915 (formerly SFAS No. 7) and all activities of the Company related to its organization, initial funding and share issuances until the Company ceased to be a shell company in connection with its October 30, 2010 reverse acquisition.

On October 30, 2010, the Company completed an acquisition of Greatmat Holdings Limited, a BVI company (“Greatmat”), pursuant to a Share Exchange Agreement. The acquisition was a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. Aurum Explorations was the legal acquirer but accounting acquiree while Greatmat was the legal acquiree and accounting acquirer. There was no non-controlling interest after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein Greatmat is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $180,391 since inception as of September 30, 2010 raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to repay its liabilities arising from normal business operations when they come due.  The reverse acquisition of Greatmat on October 30, 2010 should markedly improve the Company’s cash position in the next twelve months.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements for interim periods are unaudited.  In the opinion of management, the unaudited interim transition financial statements for the two and three months ended September 30, 2010 have been prepared on the same basis as the audited statements as of July 31, 2010 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the two months and three months ended September 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates the related estimates and assumptions. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net loss per Share

The Company reports the loss per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  At September 30, 2010 and 2009, the Company had no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $180,391 as of September 31, 2010 raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The acquisition of Greatmat on October 30, 2010 should mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

Use of Estimates and Assumptions

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
(Unaudited)
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s financial statements, but references in the Company’s notes to financial statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective January 1, 2009, the Company adopted FASB ASC 805-10 (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

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

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s financial statements.

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

ASC 860-10-65 codified SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” It is expected the adoption of this Statement will have no material effect on the Company’s financial statements.

ASC 810-10-30 and 10-65 codified SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	September 30, 2010	July 31, 2010

Computed expected income taxes	$-	$8,324
Increase in valuation allowance	-	(8,324)

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2010	July 31, 2010
		(audited)
Net operating loss carry forward	$180,400	$180,400

Deferred income tax asset	61,336	61,336

Valuation allowance	(61,336)	(61,336)

Net deferred tax assets	$-	$-

At September 30, 2010, the Company had net operating loss carried forwards of approximately $172,474 which expire as follows.  The Company established a valuation allowance account totaling $61,336 at September 30, 2010.

2027	$34,000
2028	78,800
2029	43,100
2030	24,500

$180,400

The Company did not have any interest and penalty recognized in the income statements for the two and three months ended September 30, 2010 or balance sheet as of September 30, 2010 and July 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2006, 2007 and 2008 U.S. Corporation Income Tax Returns are subject to U.S. Internal Revenue Service examination.

AURUM EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Amounts expressed in U.S. Dollars)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2010, the sole director at such time, Yau-sing Tang, advanced $24,017 to the Company.  The amount due to this director is non-interest bearing and repayable on demand.

NOTE 5 – SUBSEQUENT EVENTS

On October 27, 2010, Aurum issued 3,326,900 shares of its common stock to Wellkey Holdings Limited, an entity owned by Yau-sing Tang, Aurum’s sole officer and director at such time.  The total consideration for the 3,326,900 shares of Aurum’s common stock was the cancellation of Aurum’s indebtedness of $33,269 owed to Mr. Tang prior to such issuance.  The issuance of Aurum’s shares to Wellkey Holdings Limited was made pursuant to Regulation S under the Securities Act.

On October 30, 2010, Aurum issued 36,560,700 shares of its Common Stock to Chris Yun Sang SO, the sole shareholder of Greatmat Holdings Limited, a British Virgin Islands limited company.  The total consideration for the 36,560,700 shares of Aurum’s Common Stock was one share of Greatmat Holdings Limited, which is all the issued and outstanding capital stock of Greatmat Holdings Limited.  The number of our shares issued to the shareholder of Greatmat Holdings Limited was determined based on an arm’s-length negotiation. The issuance of Aurum’s common shares to the shareholder of Greatmat Holdings Limited was made pursuant to Regulation S under the Securities Act. This acquisition was determined to be a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisition”.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on November 3, 2010.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	the impact that a downturn or negative changes in the market for building materials may have on sales.

•	our ability to obtain additional capital in future years to fund our planned expansion.

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

•	the loss of key members of our senior management and our qualified sales personnel.

•	our continued relationship with our single third-party manufacturer of our goods.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Report on Form 8-K as filed with the SEC on November 3, 2010.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Company Overview

Aurum Explorations, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Nevada on April 27, 2007.  The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties.  The Company had been in the exploration stage since its incorporation and had not yet realized any revenue from its planned operations.  In July 2009, there was a change in control of the Company.  Thereafter, the Company became dormant and was actively seeking a business combination through the acquisition of, or merger with, an operating business.

Recent Developments

Acquisition of Greatmat Holdings

On October 30, 2010, we completed a reverse acquisition transaction through a share exchange with Greatmat Holdings Limited and its sole shareholder, whereby we acquired 100% of the issued and outstanding capital stock of Greatmat Holdings in exchange for 36,560,700 shares of our Common Stock, which constituted 75.0% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Greatmat Holdings became our wholly-owned subsidiary and the former shareholder of Greatmat Holdings became our controlling stockholder.  The share exchange transaction with Greatmat Holdings and its shareholder, or Share Exchange, was treated as a reverse acquisition, with Greatmat Holdings as the acquirer and Aurum as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Aurum Explorations, Inc.

Immediately prior to the Share Exchange, the common stock of Greatmat Holdings was solely owned by Chris Yun Sang SO, the founder and chief executive officer of Greatmat.

Upon the closing of the reverse acquisition, Yau-sing TANG, Aurum’s sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on November 19, 2010.  In addition, our board of directors on October 30, 2010 increased the size of our board of directors to three directors and appointed Chris Yun Sang SO, Carol Lai Ping HO and Rick Chun Wah TSE to fill the vacancies created by such resignation and increase in the size of the board, which appointments became effective on November 19, 2010.  In addition, our sole executive officer Yau-sing TANG was replaced by Chris Yun Sang SO, Carol Lai Ping HO and Rick Chun Wah TSE upon the closing of the reverse acquisition.

As a result of our acquisition of Greatmat Holdings, we now own all of the issued and outstanding capital stock of Greatmat Holdings, which in turn owns all of the issued and outstanding capital stock of Greatmat Limited, Greatmat Hong Kong and Greatmat China, our operating subsidiaries.

Greatmat Limited was established in Hong Kong in September 2010.  Greatmat Hong Kong was established in Hong Kong in May 2004.  Greatmat China was established in the British Virgin Islands in December 2008.  Greatmat Holdings was established in the British Virgin Islands in July 2010 to serve as an intermediate holding company.  Greatmat Holdings currently owns 100% of Greatmat Limited, Greatmat Hong Kong and Greatmat China.  Chris Yun Sang SO currently serves as the sole director of each of Greatmat Holdings, Greatmat Limited and Greatmat Hong Kong, and Greatmat Holdings currently serves as the sole director of Greatmat China.

The financial statements and related historical disclosure contained in this report relate to the period before the reverse acquisition when Aurum Industries, Inc. was a shell company without substantial operations. On October 30, 2010, the Board of Directors of Aurum approved changing the fiscal year end of Aurum from July 31 to December 31 as a result of the reverse acquisition of Greatmat Limited.  The Company is currently seeking to change its name to “Greatmat Technology Corporation,” to effect a 1-for-5 reverse stock split, and to increase the number of its authorized shares of common stock to 100,000,000, which actions will not take effect until the Company complies with the requirements of Section 14(c) of the Securities Exchange Act and certain other requirements.

Results of Operations

From August 1, 2010 to September 30, 2010 and August 1, 2009 to September 30, 2009

The Company has incurred no expenses and has not generated any revenues from business activities from August 1, 2010 to September 30, 2010 and from August 1, 2009 to September 30, 2009. Owing to no transactions, no revenues and no expenses, the Company’s net loss was $0 for these periods of time.

From July 1, 2010 to September 30, 2010 and July 1, 2009 to September 30, 2009

The Company has incurred $7,917 and $3,753 in expenses and has generated $0 and $0 in revenues from business activities from July 1, 2010 to September 30, 2010 and from July 1, 2009 to September 30, 2009, respectively.  For these periods of time, the Company had net losses of $7,917 for the three-month period ended September 30, 2010 and $3,753 for the three-month period ended September 30, 2009, mainly attributable to professional fees, including accounting, auditing and legal expenses of $6,400 for the three-month period ended September 30, 2010 and $3,220 for the three-month period ended September 30, 2009. The total expenses for the three-month period ended September 30, 2010 increased 111% compared to the same period in 2009 due to increased expenses incurred for filing fees and legal and professional fees. Although the percentage increase was high, these expenses reflected normal operating expenses of the business.

From Inception on April 27, 2007 to September 30, 2010

The Company has continued to incur operating expenses and has not generated any revenues from business activities since its inception on April 27, 2007.  For the period from April 27, 2007 (date of inception) to September 30, 2010, the Company had net losses of $180,391, mainly attributable to professional fees, including accounting, auditing and legal expenses of $115,906.

Liquidity and Capital Resources

As of September 30, 2010, we had no assets and had not generated any revenues from any business activities, which were the same amounts as of July 31, 2010.  As a result of our subsequent reverse acquisition of Greatmat, we believe that our current cash on hand and cash flow from operations will meet our present cash needs unless we expand our current scale of production to another level in a short period of time, in which case we may require additional cash resources to fund our additional capital expenditures and working capital requirements related to such growth. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our production facilities and increase machinery and equipment, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 2.01 of the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission on November 3, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 6, 2010).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2010).
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 22, 2010

AURUM EXPLORATIONS, INC.

By:	/s/ Chris Yun Sang So
Chris Yun Sang So
Chief Executive Officer,
President and Chief Financial Officer