Form 10-K
period 2010-12-31
Greatmat Technology Corp
filed 2013-04-10
CIK 1415543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ____________________

Greatmat Technology Corporation

(Exact name of registrant as specified in its charter)

Nevada	000-53481	68-0681042
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Room 3202-03, 32/F,

148 Electric Road, North Point, Hong Kong

(Address of principal executive offices)

Telephone – 852-2891-2111

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of April 8, 2013 was $0, based on 0 shares of common stock held by non-affiliates valued at $0 per share, the last known sale price of the Registrant’s common stock.

As of April 8, 2013, the registrant had 1,464,530 shares of common stock outstanding.

2

Explanatory Notes

In this Annual Report on Form 10-K, the terms “we,” “us,” “our company,” “our”, or “registrant” refer to Greatmat Technology Corporation, formerly known as Aurum Explorations, Inc., a Nevada company, its subsidiaries Greatmat Holdings Limited, a company incorporated under the laws of the BVI, Greatmat Technology Limited, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, Greatmat Technology (HK) Limited, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, and Greatmat Technology (China) Limited, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of the BVI. Greatmat Limited, Greatmat Hong Kong and Greatmat China are sometimes collectively referred to herein as the “Operating Subsidiaries.”

PART I.

ITEM 1. BUSINESS.

General Introduction

Greatmat Technology Corporation (the “Company” or “Greatmat Technology”), formerly known as Aurum Explorations, Inc. (“Aurum”), was incorporated in the State of Nevada on April 27, 2007. The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties. On October 30, 2010, the Company completed an acquisition of Greatmat Holdings Limited (“Greatmat Holdings”), a BVI company, and its subsidiaries, pursuant to a Share Exchange Agreement among the Company, the sole shareholder of the Company, Greatmat Holdings, and the sole director of Greatmat Holdings (the “Share Exchange Agreement”). The acquisition was a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions” (the “Reverse Acquisition’). The legal parent is Aurum, which was the accounting acquiree while the Greatmat group of companies was the accounting acquirer. There was no non-controlling interest after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein Greatmat Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a result of the acquisition, our consolidated subsidiaries include Greatmat Holdings Limited (“Greamat Holdings”), our wholly-owned subsidiary which is incorporated under the laws of the BVI, Greatmat Technology Limited(“Greatmat Limited”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, Greatmat Technology (HK) Limited(“Greatmat Hong Kong” or “Greatmat”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, and Greatmat Technology (China) Limited(“Greatmat China”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of the BVI. Greatmat Limited, Greatmat Hong Kong and Greatmat China are sometimes collectively referred to herein as the “Operating Subsidiaries.”

On December 22, 2010, the Company filed the Amendment of the Company’s Articles of Incorporation, pursuant to which the name of the Company was changed from “Aurum Explorations, Inc.” to “Greatmat Technology Corporation,” the number of authorized shares of common stock of the Company was increased from 50,000,000 to 100,000,000, and the outstanding shares of common stock of the Company were combined in a 1-for-5 reverse stock split effective December 28, 2010.

Business Operations

Overview

Greatmat was established in May 2004 and is a leading innovative building material company that provides customers with customized designs, manufacturing solutions and technical advice for building projects. In particular, Greatmat is a supplier of high-quality engineered stone floor and wall surfaces to commercial construction projects in China, Hong Kong and elsewhere in Asia. Our principal business consists of the design, research and development and production of engineered stone for installation in construction projects. Our company headquarters and main sales office is located in Hong Kong.

Greatmat possesses a strong research and development team to help develop new solutions and innovative designs. We are often sought after by major property developers who want a unique material appearance for their flooring and exterior walls, typically in exclusive shopping centers around Asia. The Company designs, produces, sells and services all of its finished products. Project after project, the Company keeps coming up with unique finishing materials for ever-demanding property developers in Asia. After years in the building material industry, Greatmat has built a reputation in the region for having one of the highest quality standards in the field.

In 2005, Greatmat was awarded a grant from the Hong Kong Innovative Technology Fund for creating a new environmentally-friendly solution which could be applied to the walls, flooring and exterior of commercial buildings. In 2009, the Company was also awarded a Hong Kong Award for Environmental Excellence. Greatmat has successfully completed numerous signature projects in Hong Kong, Japan, Singapore and China for blue-chip clients such as Swire Properties, Sino Group, the Hong Kong Jockey Club, Sun Hung Kei Properties, Hang Lung Properties, and Shui On Properties, just to name a few. We maintain a website at http://www.greatmat.com, which is not incorporated into this Report.

Greatmat Flooring on Display in Disneyland Hong Kong

Our Corporate History and Background

The Company was originally incorporated under the laws of the State of Nevada on April 27, 2007. Prior to our reverse acquisition of Greatmat Holdings, we had originally intended to acquire exploration and development stage natural resource properties. The Company acquired the mineral rights to one property which subsequently reverted before the Company began mining operations. In July 2009, there was a change in control of the Company. Thereafter, the Company became dormant and began actively seeking a business combination through the acquisition of, or merger with, an operating business. From July 2009 until the Reverse Acquisition, the Company was inactive and was a “shell company” as defined in Rule 12b-2 under the Exchange Act.

As a result of our reverse acquisition of Greatmat Holdings, we are no longer a shell company and active business operations were revived.

Acquisition of Greatmat Holdings

On October 30, 2010, we completed a reverse acquisition transaction through a share exchange with Greatmat Holdings and its sole shareholder, whereby we acquired 100% of the issued and outstanding capital stock of Greatmat Holdings in exchange for 36,560,700 shares of our Common Stock, which constituted 75.0% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Greatmat Holdings became our wholly-owned subsidiary and the former shareholder of Greatmat Holdings became our controlling stockholder. The share exchange transaction with Greatmat Holdings and its shareholder, or Share Exchange, was treated as a reverse acquisition, with Greatmat Holdings as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Greatmat Holdings and its consolidated subsidiaries.

Immediately prior to the Share Exchange, the common stock of Greatmat Holdings was solely owned by Chris Yun Sang SO, the founder and chief executive officer of Greatmat.

Upon the closing of the reverse acquisition, Yau-sing TANG, Aurum’s sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on the tenth day following the mailing by us of an information statement, or the Information Statement, to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act. In addition, our board of directors on October 30, 2010 increased the size of the board of directors to three directors and appointed Chris Yun Sang SO, Carol Lai Ping HO and Rick Chun Wah TSE to fill the vacancies created by such resignation and increase in the size of the board, which appointments became effective upon the effectiveness of the resignation of Yau-sing TANG on the tenth day following the mailing by us of the Information Statement to our stockholders. In addition, our sole executive officer Yau-sing TANG was replaced upon the closing of the reverse acquisition as indicated in more detail below.

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

Subsequent development

1. On September 21, 2011, the Company was re-domiciled from State of Nevada to the Cayman Islands.

2. On December 30, 2011, the Company approved to dispose the three subsidiaries including Greatmat Technology Limited, Greatmat Technology (HK) Limited and Greatmat Technology (China) Limited by transferring 100% of the outstanding equity capital of these three companies being held by Greatmat Holdings Limited to Mr. Chris Yun Sang So in consideration of HK$1, HK$10,000 and US$1, respectively.

3. On December 30, 2011, Great Holdings Limited entered into a Damages Agreement with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages of RMB 5,000,000 per year to YCYDCSF according to Clause 2.10 of Exclusive Manufacturing Agreement dated June 30, 2004 filed as Exhibit 10.1, Form 8-K on November 3, 2010. Greatmat Holdings Limited also entered into a Supplementary Agreement on the Exclusive Manufacturing Agreement and the Extension of the Original Agreement with YCYDCSF to extend the expiration date of the Exclusive Manufacturing Agreement from June 30, 2009 to June 30, 2014.

4. On July 30, 2012, the Company approved Share Exchange Agreement between the Company and Mr. Chris Yun Sang So. According to the Share Exchange Agreement, Mr. So transferred all the Company common stock held by him to the Company in consideration of 100% common stock of Greatmat Holdings Limited, through an oral agreement.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and BVI subsidiaries. The chart below presents our corporate structure. We conduct business in China through Greatmat China, we conduct business in Hong Kong through Greatmat Hong Kong, and we conduct business in all other export markets through Greatmat Limited.

Our Industry and Principal Markets:

The Chinese economy has grown by leaps and bounds since the PRC government introduced economic reforms in the late nineteen seventies. From the mid nineteen nineties onward, China became one of the fastest growing economies in the world. China’s GDP growth has since been the envy of the world and one of the main engines driving its growth is in the area of infrastructure, renovation and real estate development, as these sectors exceeded the growth rate of the general GDP by a substantial margin. Correspondingly, the growth in sales of building materials in China also outstripped GDP growth during the same period.

According to the Economic Times, China is projected to overtake the U.S. as the world’s largest construction market by 2018. In the next ten years, China’s construction market is projected to be worth about $2.4 trillion and represent 19.1% of global construction output. Despite India’s continued construction boom, China’s construction market is still projected to be three or four times larger than India’s at the end of the next decade.

At the current pace of growth, China will have 200 modern cities within the next decade. Cities, commercial buildings and shopping malls are all competing against each other largely on the basis of aesthetic appeal. The fact that many of these newly erected commercial structures are designed by foreign architects and interior designers has increased the demand for high-quality innovative materials with unique finishing looks. It is our aim to capture a larger portion of this high-end segment of the market.

At present, we are well positioned to capitalize on this growing demand. Over the past years, the Company has completed numerous high profile projects in Hong Kong and China. Because our main office is strategically situated in Hong Kong, the Company is in close contact with its core customers which are mainly the major Hong Kong and foreign property developers. The Company is also well situated to do business in other major markets in Asia and the Middle East.

Greatmat Flooring Installed in the Hong Kong Coliseum

Our principal end-markets are high-end shopping malls, buildings and other commercial projects in China, Hong Kong and elsewhere in Asia. In the future, we hope to expand our markets to North America and worldwide. The Company believes that there are excellent growth opportunities for our business within China and the rest of Asia. Despite the economic downturn, it is also our belief that the USA could provide ample opportunities as well. The Company also believes there may be significant business opportunities in other closely related industry segments that it has not yet explored.

Engineered or reconstituted stone is just being introduced and accepted in the Chinese market. Real estate developers are always looking for high-end building materials which can enhance and distinguish the aesthetic appeal of their projects. However, budget is always a concern. This is where we can meet their need as we are able to provide high-end finishing materials at only half the price of some of our competitors, and with faster turnaround times. Furthermore, our customers are increasingly environmentally conscious and our products use recycled materials and can reduce the production of construction waste.

Traditionally, property developers would have only a limited number of choices for their wall or flooring surfaces. If a developer was big enough, perhaps it might be able to commission a manufacturer to produce something unique for them. But this was quite rare and very expensive and time consuming. Therefore, most developers typically choose building materials “off the rack” from a manufacturer’s showroom. Greatmat offers an innovative solution to its corporate clients who want that “special” building material for their signature project, yet at a reasonable cost. We believe that this is a rather revolutionary way of doing business in the building materials industry. Instead of bringing samples to show to the client, Greatmat simply asks the client what they would like to achieve in their flooring or wall design. Then Greatmat can come up with a solution to fulfill the client’s stated wish. We believe that this is one of the reasons why we have been so successful in pitching new projects. In addition, Greatmat keeps raising the bar for its competitors by setting higher and higher standards (even by U.S. standards) for the quality and features of its products. Greatmat also provides a ten year product warranty in writing for all of its products. We believe our novel approach to providing customized solutions for our clients is a win-win situation for both parties. And a major advantage of this model for Greatmat is that Greatmat is not required to hold any inventory of its products.

A Greatmat Surface Making Use of Discarded Tires

Our Products

Greatmat has developed a new finishing building material by applying a newly modified chemical together with recycled materials such as glass, quartz and other materials. Greatmat has patented and trademarked this new finishing material as “Sani-Crete” stone.

Sani-Crete stone can be used for the exterior and interior of a new or renovated building structure, and can be applied to floors and walls. “Sani-Crete” stone is much stronger than ordinary finishing building materials and is suitable for heavy duty/high traffic area building projects, such as shopping malls, commercial buildings, residential towers and hospitals. Technical test data have shown that Sani-Crete stone products outperform natural stone for durability, hardness and waterproofing. Sani-Crete stone has the added benefit of being “anti-bacterial” and “anti-virus,” making it suitable even for scientific laboratories and hospitals.

Sani-Crete stone can be produced in virtually any color, graphic pattern, surface texture, size and thickness, and can duplicate the appearance of any kind of natural stone pattern, including stones that are no longer naturally available. Our products offer value-added attributes such as high wind velocity resistance and resistance to color fading. Since we can produce and apply all kinds of patterns such as corporate or brand logos onto patterned stone, we believe that there is a good opportunity for us to market our products to the high-end luxury brand market segment.

Tactile Elements for the Benefit of the Visually Impaired

Graphical Elements Incorporated into a Greatmat Surface

With a minimum thickness of only 5 millimeters, Sani-Crete stone is well-suited for flooring as well. This thinness provides a large advantage in connection with renovation work because the Sani-Crete surface will not damage most substrates, thereby eliminating the need for taking out the original substrate and creating additional construction waste. Sani-Crete stone can be laid directly on any kind of material surface, such as the ceramic tile, stone and so forth, which can prove to be economical, time-saving and efficient for the renovation process.

Sani-Crete is a co-epoxy based liquid chemical which can be mixed with other elements such as glass or quartz, or applied directly as a functional finishing decorative building material. Sani-Crete stone can be produced in tile form (known as the Sani-Crete Reconstituted Stone) or in liquid form and applied directly on a construction site to be a jointless finishing building material (known as the Sani-Crete H-Series). Sani-Crete stone can also be combined with other solid elements such as bamboo, gold, etc. to form new patterns.

Examples of Greatmat Products with Translucent Effect

Currently, the bulk of our manufactured products belong to the “Quartz” line collection. The Quartz line of products mixes fine quartz or marble with various recycled materials to produce sophisticated textures in various attractive colors. We are currently developing our new “Clone” and “Glow” lines, which may require substantial investments in the near future. We have begun to take orders for our Clone and Glow product lines and we expect to start production in 2011. Our Clone line of products reproduces the appearance of certain natural stones, but typically with a much lower cost and better performance than the original natural stone. Our Glow line of products literally glows by radiating light that they have absorbed and stored, creating a dramatic aesthetic effect as well as providing safety benefits. We are not aware of any other companies making products similar to our Clone and Glow lines in Asia.

A Kitchen Counter Top Made from Sani-Crete

Our Third-Party Manufacturer

With a view to enhancing the efficiency of our operations, Greatmat has outsourced, and currently intends to continue to outsource, the manufacturing process for all of our products to our third-party manufacturer, Yunfu Changyi Stone Factory, a company located in the PRC. The third-party manufacturer is exclusively engaged in the manufacturing of Greatmat products based on specifications and designs received from Greatmat and does not itself engage in the marketing, sale and distribution of building material products or the production of building material products for anyone other than Greatmat. As a result, there is no competition between Greatmat and its third-party manufacturer with respect to Greatmat’s end-customers. In the interest of efficiency, the Company sometimes engages its third-party manufacturer to carry out research and development activities on its behalf.

The Company’s relationship with its third-party manufacturer is governed by an Exclusive Manufacturing Agreement dated June 30, 2004 between Greatmat Hong Kong and Yunfu, a copy of which is filed as Exhibit 10.1 to this report. Pursuant to the terms of the Exclusive Manufacturing Agreement, during the term of the agreement, the Company is required to use Yunfu exclusively to process its engineered stone, and Yunfu may only provide manufacturing and processing services for the Company’s products. The original term of the Exclusive Manufacturing Agreement ended on June 30, 2009, whereupon the period of the agreement was extended to June 30, 2014. See the Risk Factor below “RISKS RELATED TO OUR BUSINESS—We rely on a single third-party manufacturer to manufacture our products.”

Pursuant to the terms of the Exclusive Manufacturing Agreement, Greatmat provides all of the machines, equipment and packaging, as well as designs and logos and certain specialized materials, to be used in production of its products to Yunfu. Yunfu provides the physical manufacturing facility, utilities and certain basic materials, as well as all of the labor in producing the engineered stone products, and is responsible for meeting the specifications for the products set forth in the work orders, while Greatmat provides management and technical support and retains the right to inspect the production process. Yunfu is responsible for meeting PRC legal requirements with respect to the facility and its workers. The processing fee to be paid by Greatmat to Yunfu is agreed to by both parties when the order is placed, with 30% of such fee payable upon placing the order and 70% due when the final products are inspected and approved. Greatmat is required to order a minimum amount of products from Yunfu each year or pay a sizable penalty.

Our Production Process

Recycled elements, such as quartz, stone or glass are grinded into various sizes of fine powder. Dirt particles in the powder are then taken away by means of filtration while metallic material is removed using magnetic force. Different sizes of the powder are independently mixed to provide different batches of evenly-sized powdered material. They are then mixed together. Sani-Crete co-epoxy base liquid chemical is added and mixed with these powders. The resulting chemical mix will go through a process which includes high pressure compression, vacuum and machine vibration. The semi-finished product is taken out to dry for a few hours. The mold is then taken away and the semi-finished product will be left for 24 hours of cooling. The semi-finished product is then shaved to the requested thickness by a heavy-duty machine. Once the desired thickness is reached, the semi-finished product is polished. “Anti-dirt” coating is applied to the surface. Another layer of protective cover is then added to the surface. The product is then cut to the requested size. Once the final quality control check is done, the finished product is packed and shipped. Greatmat does not install the finished product in the construction project, but will provide developers with referrals to contractors able to install the finished products.

Quality control is an important part of our production process. Greatmat currently employs six employees in the quality control division. These employees are responsible for quality inspections throughout the production processes. All raw materials, semi-finished products and final products are subject to sampling and quality inspection in connection with each stage of processing.

Raw Materials

The main raw materials used in our production process are glass, quartz, and a special mix of adhesives. We purchase most of the raw materials from Chinese suppliers and the raw materials are generally in abundant supply and available from numerous sources. Many of our raw materials are recycled from otherwise unwanted waste materials. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not expect a lack of availability or significant price increases for our raw materials in the foreseeable future. We currently purchase adhesive material from Cathay Coating, a Taiwanese company, and quartz from Dak Wai, a Chinese company.

Energy is also a significant cost in our production. Any increase or material fluctuation in energy and fuel costs could have a material adverse effect on our business, financial condition and results of operations.

Customers

We have about 20 customers and they are all large property developers based in Hong Kong and China. Most of our customers are well-established and well-known property developers headquartered in Hong Kong and almost all are publicly listed companies in Hong Kong. In fact, we currently are doing business with five of the six largest property developers in Hong Kong. Currently, our largest customer in terms of sales is Hang Lung Properties, which currently accounts for about 50% of our 2010 sales. Our next two largest customers are China Estate Holdings and Sino Group, which each account for about 20% of our sales.

Currently, about 65% of our sales are to projects in China, about 30% to Hong Kong, and about 5% to other parts of Asia. We are currently planning to increase the percentage of our sales to other parts of Asia in order to reduce our risk related to geographic concentration.

Contract Pricing

Our work is performed under fixed-price contracts. It typically takes us between one to three months to perform one of our contracts. Under fixed-price contracts, we receive a fixed price. A disadvantage of fixed-price contracts is that we realize a profit only if we control our costs and prevent cost over-runs on the contracts, which can oftentimes be out of our control, such as cost of materials. An advantage of these contracts is that we can adjust the material and technology that we use in the project, as long as we satisfy the requirements of our customer, and there is a potential to benefit from lower costs of materials.

During 2009, we completed about 30 projects, large to small. Our two largest projects were worth approximately $3,300,000 and $800,000 and they accounted for about 62% and 15% of our sales, respectively, for the year ended December 31, 2009. Our three largest projects in 2010 are worth about $6,500,000, $1,200,000 and $650,000.

Contract Backlog

As of December 31, 2010, our total backlog of orders considered to be firm was approximately $7.3 million. This is comprised of three different projects; one is a large shopping complex by Hang Lung Properties in China and two are infrastructure projects by the Hong Kong government in Hong Kong.

We define backlog as the total anticipated revenue from projects already begun and upcoming projects for which contracts have been signed or awarded and pending signing. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of our future earnings. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period.

Sales and Marketing

Sales

We have a marketing staff of five people, who market primarily to major property developers in Hong Kong. We also have one independent sales representative in China. We believe that we will be better able to satisfy the different needs of our clients by expanding the scope of our offerings in the future. We also believe that we will be better able to market our products abroad by establishing offices in other cities.

Sales managers lead our sales and marketing efforts through our domestic headquarters in Hong Kong. Our sales representatives attempt to maintain relationships with governments, developers, general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, engineering, fabrication, and installation of engineered stone surfaces.

We primarily compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which we believe provides us with valuable current market information and sales opportunities. In addition, we are often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects both in China and other countries, often at the recommendation of architects and engineers we have worked with in the past.

Marketing

Management believes that we have developed a reputation for innovative technology and quality in the market for specialty high-end finishing materials. Marketing efforts are geared towards advancing us as a brand of choice for building the world’s most modern and challenging projects. To better showcase our products to potential customers, we plan to exhibit at leading trade shows and exhibitions and are striving to improve our company website.

Research and Development

Producers of construction materials face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced engineered stone materials that meet the demands of project-specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, and access to highly specialized market research, cooperation with leading research institutions, experienced management, and close relationships with leading materials experts. We currently expend about 5% of our sales on research and development. We bear the cost of our research and development ourselves.

Patents

We rely on a combination of trade secret and patent laws to protect our proprietary technology. We have made substantial investments in improving our manufacturing process which have enabled us to improve the properties of our products and facilitated our development of new products. The Company has received a patent from the Hong Kong government relating to the manufacture of a seamless inlay surface, which patent expires on April 6, 2012. The Company does not believe that the expiration of this patent will have a material impact on its business, as the formulas and process for producing its Sani-Crete stone products are trade secrets not known to the Company’s competitors.

Trademarks

Our products are sold under the brands Greatmat and Sani-Crete, which are officially registered trademarks in Hong Kong. Sani-Crete is also an officially registered trademark in the PRC. Registration of trademarks is effective for as long as we continue to use the trademarks and renew the registrations. The trademark registrations for the marks “Greatmat Sani-Crete”, “Greatmat” and “Sani-Crete” in Hong Kong and “Sani-Crete” in the PRC will expire on May 11, 2016, April 2, 2014, December 21, 2013, and May 20, 2020, respectively, if not renewed by the Company prior to these dates, which the Company currently intends to do. We believe that our trademarks are of considerable value to us as they allow our customers to differentiate our products from those of our competitors and allow us to reap the benefits of our marketing efforts. Although the enforceability of trademark rights in the PRC and elsewhere in Asia is somewhat more developed than with respect to patent rights, there is still some risk that we will not be able to stop infringement of such rights.

Employees

At December 31, 2010, we maintained nine full-time corporate staff employees stationed in Hong Kong. There are 120 full-time workers of Chinese nationality in our third-party manufacturer’s facility dedicated exclusively to producing our products, although they are technically not Greatmat’s employees. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Our Facilities and Property

We do not own or lease any of our production facilities, which are operated by our third-party manufacturer. We have leased our executive offices in Hong Kong under a two-year lease which expires in May 2011. The monthly rental and management fees due under the lease total about HK$18,607 (US$2,385). We are currently looking into alternative office leasing arrangements at the end of our current lease and do not believe that the termination of this lease should have an adverse effect on our business.

Competition

We believe that we are well positioned vis-à-vis our competitors based on our following competitive strengths:

•	Well known reputation in our market for high quality work
•	High efficiency and resulting low cost
•	Ability to expand our customer base in new markets within a relatively short time frame through referrals
•	Access to a large pool of engineering talent resulting in technical innovations and strong ability to market and commercialize our technical innovations
•	Continual improvement of our product development, product quality and customer service
•	Ability to produce higher value-added products
•	Ability to expand our production capacity in a relatively short time frame

We are currently aware of about 30 manufacturers of quartz-based engineered stone in the world. Therefore, supplies are somewhat limited. We estimate that about 80% of these manufacturers target the low-end price-sensitive segment of the market and have little research and development capacity. Interest in this low-end segment of the market has been limited because of the perception that it is capital intensive and offers little potential for profit. Our principal competitors in the market for engineered stone products include mostly imported European manufacturers from Spain and Italy.

We view most of our competitors in the building materials market in Hong Kong and China basically to be trading firms which are inflexible in terms of their product offerings and cost. They obtain their showroom samples from their manufacturer and cannot modify them because their product is mass produced. In contrast, we are able to offer our customers customized solutions based on their specifications and particular needs. The Company therefore believes that it competes successfully on the basis of offering a superior value proposition based on its ability to provide customized high-quality products at reasonable prices, while most of its competitors offer more limited and commoditized product offerings that typically offer less value to the customer for the same level of expenditure.

Cyclicality

Our industry is affected by a variety of factors, including fluctuations in new shopping mall projects and volatility in the real estate market. We manage potential risks in the PRC’s volatile market environment by operating in different business segments and serving different customer bases. Operating in different business segments allows us to better cope with the cyclical nature of China’s building material industry. We believe that the combinations of our different business segments (which produce different products and serve different customers) will enabled us to reduce the disruptive effects of such downturns on our sales and operations.

In addition, we also intend to expand to other Asian and North American markets in order to reduce our dependency on the China and Hong Kong markets. We plan to expand to other Asian cities by means of cooperation (perhaps a joint venture) with a strong local partner in each such additional Asian country, whereby we will produce specific products (made according to the local tastes and likings) while our working partner will provide the customer contacts and services. We are currently holding discussions with potential partners in several additional Asian markets, although there can be no assurance that any of such plans or discussions will come to fruition. With respect to North American markets, our role for the foreseeable future will be limited to producing and exporting products based upon customer orders. In the past, we have produced some small quantity shipments for North American customers. Because of the current poor economic conditions in the building industry in North America, we are not actively pursuing this market for the time being.

Regulation

Because our exclusive third-party contract manufacturer is located in the PRC, our business may be deemed to be to some extent regulated by the national and local laws of the PRC. We believe that our conduct of our business materially complies with existing Hong Kong and PRC laws, rules and regulations.

General Regulation of Businesses

We believe that our third-party contract manufacturer is in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for their operations in the PRC.

According to the PRC Labor Contract Law, employers are required to enter into labor contracts with their employees. They are required to pay no less than local minimum wages to their employees. They are also required to provide their employees with labor safety and sanitation conditions satisfying PRC government laws and regulations.

Environmental Matters

Our third-party manufacturer is subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. They are also subject to periodic inspections by local environmental protection authorities.

We are not currently subject to any pending actions alleging any violations of applicable environmental laws or regulations, nor have we been punished or reprimanded for violating any such laws or regulations. We aim to develop our business without compromising environmental protection.

Insurance

We have standard insurance coverage as required by Hong Kong law, including property coverage for our office premises and coverage for our employees in the case of work-related injury. We do not carry liability or business interruption coverage. Insurance companies in Hong Kong offer limited business insurance products. While business interruption insurance is available to a limited extent in Hong Kong, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption or other insurance, so we have to bear losses ourselves.”

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We were founded in 2004. We may not succeed in implementing our business plan successfully because of competition from domestic and foreign market entrants, failure of the market to accept our products, or other reasons. Therefore, you should not place undue reliance on our past performance as they may not be indicative of our future results.

Our senior management lacks experience managing a public company and complying with laws applicable to operating as a U.S. public company.

On October 30, 2010, Greatmat Holdings completed a transaction with Aurum, the result of which was for Greatmat Holdings to become wholly-owned subsidiaries of Aurum, a U.S. public company. At the same time, however, the management of Aurum resigned from its positions within Aurum, and the management of Greatmat became the management of our Company. While the previous management of Aurum had experience in managing a U.S. publicly traded company, the management of Greatmat did not. Prior to the completion of the Share Exchange, Greatmat was operated as a private company located in Hong Kong.

As a result of these transactions, our Company will become subject to laws, regulations and obligations that did not previously apply to it, and our senior management currently has limited experience in complying with such laws, regulations and obligations. For example, we will need to comply with the Nevada laws applicable to companies that are domiciled in that state. By contrast, such senior management is currently experienced in operating the business of Greatmat in compliance with Hong Kong law. Similarly, by virtue of these transactions we will be required to file quarterly and annual reports and to comply with U.S. securities and other laws, which may not have applied to our Company in the past. These obligations can be burdensome and complicated, and failure to comply with such obligations could have a material adverse effect on our company. In addition, we expect that the process of learning about such new obligations as a public company in the United States will require senior management to devote time and resources to such efforts that might otherwise be spent on the operation of the business of selling and producing engineered stone products.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows provide us with stable funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the Asian economy, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

Our business is subject to the health of the PRC, Hong Kong and Asian economies and our growth may be inhibited by the inability of potential customers to fund purchases of our products.

Our products are dependent on the strength of the construction industry in China, Hong Kong and elsewhere in Asia, which could be adversely affected by an economic downturn.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which include increasing the number of projects we take on, establishing additional marketing and research facilities, developing additional product lines and engaging in increased promotion of our products and brands. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our currently outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and related brands, take advantage of future opportunities or respond to competitive pressures on a timely basis.

We depend on the leadership and services of Chris Yun Sang SO who is our founder and chief executive officer, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Chris Yun Sang SO, our founder and chief executive officer. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees and customers. We do not have an employment agreement with Mr. So and he is under no obligation to remain with Greatmat. We do not maintain key-man life insurance for Mr. So. If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

If we are unable to attract and retain senior management and qualified technical, research and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical, research and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Chris Yun Sang SO, our General Manager, Carol Lai Ping HO, and our Marketing Director, Rick Chun Wah TSE. We do not have employment agreements with any of our management personnel or employees. There is significant competition in our industry for qualified managerial, technical, research and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical, research and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We rely on a single third-party manufacturer to manufacture our products.

We depend on a single contract manufacturer to manufacture the products that we sell. Any significant problems at our third-party manufacturer’s production facility could impact our ability to deliver our products. If this contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations. In addition, if the prices charged by this contractor increase for reasons such as increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

We require our contract manufacturer to meet our standards in terms of product quality and other matters. Any failure by our contract manufacturer to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

Our agreement with our contract manufacturer is terminable at will by either party. To the extent we are unable to maintain or secure relationships with quality manufacturers, our business could be harmed.

The interests of our third-party manufacturer may diverge from ours, and we may not have the ability to make it act in a manner consistent with our best interests.

Our business relationship with our third-party manufacturer does not allow us to control its actions in the way that we could if we owned it. Although we are currently operating under an exclusive manufacturing agreement that prohibits them from competing with us, this agreement may be terminated at any time by either party. As a result, we may not be able to prevent our exclusive manufacturer from engaging in activities or pursuing strategic objectives that conflict with our interests or strategic objectives. Our ability to influence or control its business depends on the nature of our contractual relationship. We are not entitled to participate in the management of our exclusive manufacturer.

If we are unable to accurately estimate and control our contract costs and timelines, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we do not control our contract costs, we may be unable to maintain positive operating margins or experience operating losses. All of our sales are from fixed-price contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. If we are unable to estimate and control costs and/or project timelines, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The large majority of our sales are generated from a small number of customers. Currently, our largest customer in terms of sales is Hang Lung Properties, which currently accounts for about 50% of our 2010 sales. Our next two largest customers are China Estate Holdings and Sino Group, which each account for about 20% of our sales. We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

Our operations rely on a continuous power supply and the ready availability of utilities and any shortages or interruptions could disrupt our operations and increase our expenses.

The manufacture of our products relies on a continuous and uninterrupted supply of electric power, water and natural gas, as well as waste and emission discharge facilities. Any shortage, interruption or discharge curtailment would significantly disrupt our operations and increase our expenses although we have backup generators or alternate sources of power to support our production in the event of a blackout. In addition, our insurance coverage does not extend to any damage resulting from interruption in our power supply. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers or obtain new customers and could result in severe loss, any of which could have a material adverse effect on our business, financial condition and/or results of operations.

Increases in energy and fuel costs would have a material adverse effect on our business, financial conditions and results of operations.

Energy is a significant cost in our production. Any increase or material fluctuation in energy and fuel costs could have a material adverse effect on our business, financial condition and/or results of operations.

We may not be able to realize our expected production capacity increase to reap the full economic benefits of our increased sales.

If we fail to obtain our desired production output levels from our third-party manufacturer due to insufficient funding, technical difficulties, human or other resource constraints, or for whatever other reasons, we may not be able to attain our desired production capacity or obtain the intended economic benefits of our increased sales, such as economies of scales, in a full or timely manner, which may adversely affect our business, results of operations and/or financial conditions.

We may incur substantial costs as a result of warranty and product liability claims which could have an adverse effect on our results of operations.

The development, manufacture, sale and use of our products involve risks of warranty and product liability claims. We provide a ten-year warranty for all of our products. Warranty and product liability claims would not be covered by our insurance. Warranties of such an extended length pose a risk to us of unanticipated future expenses. In the past, we have corrected any problems with respect to our products by repairing or replacing the product in issue with minimal expense. Historically, we have not recorded any warranty expense as we have incurred minimal expense related to warranty claims. We may be required to record material expense in the future if actual costs for these warranties are different from our assumptions.

We do not maintain any business liability, disruption or litigation insurance coverage for our operations, and any business liability, disruption or litigation we experience might result in our incurring substantial costs and the diversion of resources.

Insurance companies in Hong Kong offer limited business insurance products and offer business limited liability insurance. While business disruption insurance is available to a limited extent in Hong Kong, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in Hong Kong SAR, Macau SAR or the PRC. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	variations in profit margins attributable to different production contracts;

•	changes in the general competitive and economic conditions;

•	delays in, or uneven timing in the delivery of, customer orders; and

•	the introduction of new products by us or our competitors.

Period to period comparisons of our results should not be relied on as indications of future performance.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of patents, trademarks and trade secret laws to protect the technological know-how and brands that comprise our intellectual property. A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue. Moreover, our revenues are usually slightly higher in the third and fourth quarters due to seasonal purchases.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

All of our business operations are currently conducted in Hong Kong, under the jurisdiction of the Hong Kong SAR, Macau SAR and PRC governments. All of our products are manufactured by our sole manufacturer in the PRC, and we sell the majority of our products to customers in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. However, economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Fluctuation in the value of RMB and the Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

Payments from our customers in China are denominated in Hong Kong Dollars. The value of RMB and the Hong Kong Dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, and the rate between the Hong Kong Dollar has been pegged to the U.S. dollar since 1983, there can be no assurance that these currencies will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. dollar. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar, if it occurred, would adversely affect the value of your investment.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in Hong Kong, and all of our officers reside outside the United States.

Although we are incorporated in Nevada, we conduct substantially all of our operations through our wholly owned subsidiaries in Hong Kong. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in Hong Kong in the event that you believe that your rights have been violated under U.S. securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Hong Kong may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to the construction industry, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our Company.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make many of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The outbreak of epidemics may have a material adverse effect on our business, financial condition and results of operations.

Certain areas of the PRC are susceptible to epidemics. An outbreak of any epidemics in the PRC, such as Severe Acute Respiratory Syndrome or avian flu, might result in material disruptions to the operations of the company or demand for its products, which in turn would adversely affect the Company’s results of operations and financial condition.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the inter-dealer electronic quotation and trading system maintained by OTC Pink ®, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the inter-dealer electronic quotation and trading system maintained by OTC Pink®, which is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our Articles of Incorporation and Bylaws or law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

corporate law and our Articles of Incorporation and Bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

•	deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

Aurum has never paid any dividends to its shareholders. Prior to our reverse acquisition of Greatmat, Greatmat Hong Kong declared and paid an interim dividend of $115,385 to its shareholder at June 28, 2010. For the foreseeable future, Aurum intends to retain any further earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Mr. Chris Yun Sang SO is the beneficial owner of approximately 71.80% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company rent the current office located at Room 3202-03, 32/F, 148 Electric Road, North Point, Hong Kong. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. MINE SAFTELY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently quoted on the inter-dealer electronic quotation and trading system maintained by OTC Pink under the symbol of “GMATF”. The Company’s common stock has not had any trading since its quotation. Because of such lack of trading history, we cannot present a high and low bid price.

Holders

As of December 31, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 16.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock except the subsidiary Greatmat Technology (HK) Limited declared cash dividend $115,385 (HK$900,000) before the reverse take-over on October 31, 2010. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

We did not issue any securities during the year ended December 31, 2010.

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

Greatmat Technology Corporation, formerly known as Aurum Explorations, Inc. (“Greatmat Technology”) was incorporated in the State of Nevada on April 27, 2007. The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties. On October 30, 2010, the Company completed an acquisition of Greatmat Holdings Limited (“Greatmat Holdings”), a BVI company, and its subsidiaries, pursuant to a Share Exchange Agreement among the Company, the sole shareholder of the Company, Greatmat Holdings, and the sole director of Greatmat Holdings (the “Share Exchange Agreement”). The acquisition was a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions.” The legal parent is Aurum Explorations, Inc. (“Aurum”) which was the accounting acquiree while the Greatmat group of companies was the accounting acquirer. There was no non-controlling interest after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein Greatmat Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Overview

Greatmat was established in May 2004 and is a leading innovative building material company that provides customers with customized designs, manufacturing solutions and technical advice for building projects. In particular, Greatmat is a supplier of high-quality engineered stone floor and wall surfaces to commercial construction projects in China, Hong Kong and elsewhere in Asia. Our principal business consists of the design, research and development and production of engineered stone for installation in construction projects. Our company headquarters and main sales office is located in Hong Kong.

Greatmat possesses a strong research and development team to help develop new solutions and innovative designs. We are often sought after by major property developers who want a unique material appearance for their flooring and exterior walls, typically in exclusive shopping centers around Asia. The Company designs, produces, sells and services all of its finished products. Project after project, the Company keeps coming up with unique finishing materials for ever-demanding property developers in Asia. After years in the building material industry, Greatmat has built a reputation in the region for having one of the highest quality standards in the field.

In 2005, Greatmat was awarded a grant from the Hong Kong Innovative Technology Fund for creating a new environmentally-friendly solution which could be applied to the walls, flooring and exterior of commercial buildings. In 2009, the Company was also awarded a Hong Kong Award for Environmental Excellence. Greatmat has successfully completed numerous signature projects in Hong Kong, Japan, Singapore and China for blue-chip clients such as Swire Properties, Sino Group, the Hong Kong Jockey Club, Sun Hung Kei Properties, Hang Lung Properties, and Shui On Properties, just to name a few. We maintain a website at http://www.greatmat.com, which is not incorporated into this Report.

Recent Developments

Acquisition of Greatmat Holdings

On October 30, 2010, we completed an acquisition of Greatmat Holdings pursuant to the Share Exchange Agreement. The acquisition was a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent is Aurum Explorations, Inc. which was the accounting acquiree while the Greatmat group of companies was the accounting acquirer. There was no non-controlling interest after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein Greatmat Holdings is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a result of the acquisition, our consolidated subsidiaries include Greatmat Holdings Limited, our wholly-owned subsidiary which is incorporated under the laws of the BVI, Greatmat Technology Limited, or Greatmat Limited, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, Greatmat Technology (HK) Limited, or Greatmat Hong Kong, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, and Greatmat Technology (China) Limited, or Greatmat China, a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of the BVI. Greatmat Limited, Greatmat Hong Kong and Greatmat China are sometimes collectively referred to herein as the “Operating Subsidiaries.”

Subsequent development

1. On September 21, 2011, the Company was re-domiciled from State of Nevada to the Cayman Islands.

2. On December 30, 2011, the Company approved to dispose the three subsidiaries including Greatmat Technology Limited, Greatmat Technology (HK) Limited and Greatmat Technology (China) Limited by transferring 100% of the outstanding equity capital of these three companies being held by Greatmat Holdings Limited to Mr. Chris Yun Sang So in consideration of HK$1, HK$10,000 and US$1, respectively.

3. On December 30, 2011, Great Holdings Limited entered into a Damages Agreement with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages of RMB 5,000,000 per year to YCYDCSF according to Clause 2.10 of Exclusive Manufacturing Agreement dated June 30, 2004 filed as Exhibit 10.1, Form 8-K on November 3, 2010. Greatmat Holdings Limited also entered into a Supplementary Agreement on the Exclusive Manufacturing Agreement and the Extension of the Original Agreement with YCYDCSF to extend the expiration date of the Exclusive Manufacturing Agreement from June 30, 2009 to June 30, 2014.

4. On July 30, 2012, the Company approved Share Exchange Agreement between the Company and Mr. Chris Yun Sang So. According to the Share Exchange Agreement, Mr. So transferred all the Company common stock held by him to the Company in consideration of 100% common stock of Greatmat Holdings Limited, through an oral agreement.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Growth in the Chinese Economy and Demand for Construction Materials – Our products are produced in China and we derive the majority of our revenues from sales to projects in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008, with an even greater rate of growth in the market for construction materials. China is expected to experience continued growth, even in the face of a global economic slowdown. However, China has not been entirely immune to the global economic slowdown and has experienced a slowing of its growth rate.

•	Large Scale Contractor Relationships. We have contracts with major construction contractors with respect to major commercial projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders. Our operating results will greatly depend on our ability to maintain and grow such relationships and contracts with these major contractors.

•	Experienced Management. We believe that our management’s technological knowledge and business relationships gives us the ability to secure major orders, which should allow us to increase production volumes and revenues.

•	Continued Innovation. We continuously strive to produce the most technically advanced products for our customers and our operating results will greatly depend on our ability to remain at the forefront of technical innovation in our industry.

•	Ability to Finance our Future Expansion. In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

•	Compensation Paid According to Exclusive Manufacturing Agreement. The annual damage compensation of RMB 5,000,000 for production level below 100,000 square meters processing business according to the Exclusive Manufacturing Agreement, Damage Agreement and Five Year Extension of the Exclusive Manufacturing Agreement will be a big financial burden to the Company and will be directly responsible by the Greatmat Holdings Limited.

Taxation

United States, Macau and Hong Kong

We are subject to United States federal income tax at a tax rate ranging from 15% to 35%. No provision for income taxes in the United States has been made as we have no taxable income derived from business effectively connected to the United States.

Greatmat Holdings and Greatmat Technology (China) Limited are incorporated in the British Virgin Islands. As offshore companies, they are exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”), which states that (a) a company (b) all dividends, interest, rents, royalties, compensations and other amounts paid by company, and (c) capital gains realized with respect to any shares, debt obligations or other securities of a company, are exempt from all provisions of the Income Tax Ordinance. On the other hand, Greatmat Technology (China) Limited has operating business in Macau and is subject to Macau income tax at a rate of 12% of income earned from its operations in Macau.

Greatmat Technology Limited and Greatmat Technology (HK) Limited are incorporated in Hong Kong. In accordance with the relevant tax laws and regulations of Hong Kong, a company, irrespective of its residential status, is subject to tax on all profits (excluding profits arising from the sale of capital assets) arising in or derived from Hong Kong. No tax is levied on profits arising abroad, even if they are remitted to Hong Kong. The 2008/2009 and 2009/2010 income tax rate in Hong Kong is 16.5%.

Results of Operations

Comparison of Twelve Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the twelve month periods ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales. As the reverse acquisition of Greatmat Limited and its subsidiaries was entered into after December 31, 2009 and during the periods indicated Greatmat Limited and its three subsidiaries were the only entity in our combined business that had operations, the results of operations below reflect only that of Greatmat.

	Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net revenues	$8,021,268	100%	$5,660,186	100%
Cost of sales	5,518,123	69%	3,179,824	56%
Gross profit	2,503,145	31%	2,480,362	44%
General and administrative expenses	1,646,908	21%	1,608,091	28%
Operating income	856,357	11%	872,271	15%
Other income	31,271-	0%	—	0%
Interest expenses	39,265	0%	24,868	0%
Income before income taxes	848,243	11%	847,403	15%
Income taxes	20,385	0%	193,724	3%
Net income	$827,858	10%	$653,679	12%

Net Sales. Our net sales increased to $8,021,268 in the twelve months ended December 31, 2010 from $5,660,186 in the same period in 2009, representing a 42% increase year-on-year. This increase was mainly due to the additional operation of Greatmat China from 2009 onwards.

Cost of Sales. Our cost of sales increased to $5,518,123 in the twelve months ended December 31, 2010 from $3,179,824 in the same period in 2009. The cost of goods sold per sales ratio increased from 56% to 69% from 2009 to 2010, mainly due to cost went up in a short period of time such as raw material, labor cost, etc.

Gross Profit and Gross Margin. Our gross profit increased to $2,503,145 in the twelve months ended December 31, 2010 from $2,480,362 in the same period in 2009. Gross profit as a percentage of net revenue was 31% and 44% for the twelve months ended December 31, 2010 and 2009, respectively. The large decrease in gross margins from 2009 to 2010 was primarily due to the reduction of sales.

General and Administrative Expenses. Our general and administration expenses grew to $1,646,908 in the twelve months ended December 31, 2010 from $1,608,091in the same period in 2009. This increase was mainly due to our rapid growth as these costs are proportional to sales.

Other Income. Other income increased to $31,271 in the twelve months ended December 31, 2010 from $0 in the same period in 2009.

Interest Expenses. Interest expenses increased to $39,265 in the twelve months ended December 31, 2010 from $24,868 in the same period in 2009. This increase was mainly due to an increase in our bank borrowings.

Income Before Income Taxes. Our income before income taxes increased to $848,243 in the twelve months ended December 31, 2010 from $847,403 in the same period in 2009. This increase was mainly due to the increase of net revenues.

Income Taxes. The Greatmat operating companies were currently operating in Hong Kong SAR and Macau SAR. The current corporate income tax rate for Hong Kong SAR was 16.5% while Macau SAR’s corporate income tax rate was 12%. Income taxes increased as a result of increased income.

Liquidity and Capital Resources

As of Decemer 31, 2010, we had cash and cash equivalents of $963,498, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(Amounts in U.S. dollars)

	Twelve Months Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	$994,863	$2,051,777)
Net cash provided by (used in) investing activities	0)	(1,988,888)
Net cash provided by (used in) financing activities	(178,599)	23,620
Net (Decrease) Increase in Cash and Cash Equivalents	816,264	86,509)

Cash and Cash Equivalent at Beginning of the Period	147,234	60,725
Cash and Cash Equivalent at End of the Period	963,498	147,234

Operating activities

Net cash used in operating activities was $994,863 for the twelve months ended December 31, 2010, as compared to $2,051,777 provided by operating activities for the same period in 2009. The change is attributable to the $827,858 increase in net income for the current period, the decrease of $1,329,302 in accounts receivables, increases of $11,309 in prepaid expenses; increases of $2,364,338 in accounts payable, increases of $15,971 in accrued expenses and decrease of $47,827 in income tax payable, and was offset by increases of $24,483 in amount due to a director.

Investing activities

Net cash used in investing activities for the twelve months ended December 31, 2010 was $0 as compared to $86,509 during the same period of 2009. The change is attributable to our having no investing activities in the first half of 2010.

Financing activities

Net cash provided by financing activities for the twelve months ended December 31, 2010 was $(178,599), as compared to net cash provided by financing activities of $23,620 in the same period of 2009. The change is attributable to the net decrease in bank borrowings of $64,496 and paid out dividends of $115,385 during the twelve months ended December 31, 2010.

We believe that our cash on hand and cash flow from operations will meet our present cash needs unless we expand our current scale of production to another level in a short period of time, in which case we may require additional cash resources to fund our additional capital expenditures and working capital requirements related to such growth. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our production facilities and increase machinery and equipment, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Bank Loans

As of December 31, 2010, the Company had two bank loans outstanding totaling $596,056 in outstanding principal amount. Of such principal amount, $69,820 was repayable within one year from December 31, 2010 and $526,236 was repayable in more than one year.

The Company’s first bank loan is with China Construction Bank (Asia) Corporation Limited, which is comprised of a term loan with an original principal amount of $469,231 and a principal balance of $372,343 as of December 31, 2010 and a renewable trade line of credit facility with a maximum principal amount of $198,718 and which had a principal balance of $185,944 outstanding as of December 31, 2010 is consolidated to a new bank loan with similar amount. The rate of interest for the term loan is 2.75% per annum minus the bank’s prime rate, and principal must be repaid in 240 equal monthly installments over the term of the loan ending in September 2028. The trade line of credit is available to the Company for commercial letters of credit and related short-term commitments. The rate of interest for this trade line of credit facility is 0.75% per annum above the higher of: (1) the bank’s prime rate; or (2) 0.5% per annum plus the one-month Hong Kong Interbank Offered Rate. The term loan and trade line of credit are guaranteed by, and secured by a charge on certain property of, Chris Yun Sang SO.

The Company’s second bank loan is a term loan from Wing Hang Bank Limited with an original principal amount of $269,231 and a principal balance of $223,713 as of December 31, 2010. The rate of interest for this bank loan is 0.50% per annum below the bank’s prime lending rate, and principal must be repaid in 59 equal monthly installments of $5,126 over the term of the loan ending in February 2015. The loan is guaranteed by, and secured by a charge on certain property of, Chris Yun Sang SO and is guaranteed under a Special Loan Guarantee Scheme of the Hong Kong Special Administrative Region.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management closely monitors any price changes in our industry and continually strives to maintain effective cost controls in our operations. The Chinese government is currently trying to curb the rate of inflation. However, it is quite possible that prices for our products may increase faster than our expenses, resulting in a net benefit to our earnings from the impact of inflation.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Business Combination

The Company records mergers and acquisitions in according to ASC 805 “Business Combinations”. Under the acquisition method of accounting, the legal entity, acquiring entity, acquirer and acquiree are properly identified. The acquisition date is determined. The identifiable assets acquired, the liabilities assumed and the noncontrolling interest are identified. The goodwill or a gain from a bargain purchase is recognized.

In the reverse acquisition, the acquiring entity was the entity with a controlling financial interest which was the acquirer; the legal entity issued the equity securities was determined to be the acquired entity, which was the acquiree. According to ASC 805, the Company is the legal entity issuing the equity securities and it is the accounting acquiree, The Greatmat group is the acquiring entity with a controlling financial interest and is the accounting acquirer.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, Macau law and Hong Kong law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with and collectability is probable.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260-10 (formerly SFAS No. 128 – “Earnings per Share”). Basic earnings per share are computed using the weighted average number of common stock outstanding during the year/period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive common stock outstanding during the year/period. At December 31, 2010 and 2009, the Company had no common stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

Foreign Currency Translation and Other Comprehensive Income

The Company has adopted ASC 830-10 (formerly SFAS No. 52, “Foreign Currency Translation”). Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income statement for the year/period. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, and the Company has no assets with values recorded in foreign currency, there is no recognition of other comprehensive income in the financial statements.

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

Fair values of financial instruments

ASC 825-10 (formerly SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,") requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash, accrued liabilities and amount due to a director.

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

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements"). The Company adopted Update 2009-05 in the first quarter of 2010. It is expected the adoption of this Update will have no material effect on the Company’s Financial Statements.

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

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

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

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086
ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA (Practising)

The board of directors and shareholders of

Greatmat Technology Corporation and Subsidiaries

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of Greatmat Technology Corporation (formerly known as Aurum Explorations, Inc.) and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greatmat Technology Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations, changes in its stockholders’ equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	Albert Wong & Co
January 10, 2013	Certified Public Accountants

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

	Note	2010	2009
			Restated
ASSETS
Current assets
Cash and cash equivalents		$963,498	$147,234
Account receivables		3,258,072	1,928,770
Deposits, prepayments and other receivables	3	17,757	18,331
Receivables from related parties	5	1,201,871	—

Total current assets		$5,441,198	$2,094,335
Property, plant and equipment, net	4	1,176,126	1,595,992

TOTAL ASSETS		$6,617,324	$3,690,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued charges	6	2,875,167	496,510
Amount due to a director	8	—	828,269
Other payable		1,651	—
Secured bank loan-current portion	7	69,820	115,044
Income tax payable		156,631	193,724

Total current liabilities		$3,103,269	$1,633,547
Provision of compensation		4,740,738	4,033,914
Secured bank loan-non-current portion	7	526,236	545,507

TOTAL LIABILITIES		$8,370,243	$6,212,968

Commitments and contingencies	11	$—	$—

See accompanying notes to consolidated financial statements

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

	2010	2009
		Restated
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 100,000,000 and 50,000,000 authorized in 2010 and 2009, 9,749,523 and 36,560,700 shares issued and outstanding at December 31, 2010 and 2009	9,750	36,561
Paid in capital	170,641	(36,560)
Foreign exchange reserve	(348,412)	(381,178)
Accumulated deficit	(1,584,898)	(2,141,464)
	$(1,752,919)	$(2,522,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,617,324	$3,690,327

See accompanying notes to consolidated financial statements

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

	Note	2010	2009
			Restated
Net revenues		$8,021,268	$5,660,186
Cost of sales		(5,518,123)	(3,179,824)

Gross profit		$2,503,145	$2,480,362
Operating expenses:
General and administrative		(1,646,908)	(1,608,091)

Operating income		$856,357	$872,271
Other income		31,271	—
Interest expenses		(39,265)	(24,868)

Income before income taxes		$848,243	$847,403
Income taxes	10	(20,385)	(193,724)
Net income		$827,858	$653,679
Dividend paid		115,385	—

Net income after dividends		$712,473	$653,679

Foreign exchange difference		32,766	(478)

Comprehensive income		$745,239	$653,201

Earnings per share:
-Basic and diluted	9	$0.11	0.09

Weighted average number of common stock
-Basic and diluted	9	7,726,161	7,312,140

See accompanying notes to consolidated financial statements

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

	Common stock
				Foreign exchange reserve	Accumulated deficit	Total
	No. of Shares	Amount	Paid in Capital	Restated	Restated	Restated

Balance as of January 1, 2009	1	1	—	(380,700)	(2,795,143)	(3,175,842)

Restated – accounting acquirer common shares outstanding	36,560,699	36,560	(36,560)			—
Net income	—	—			653,679	653,679

Foreign exchange difference				(478)		(478)

Balance, December 31, 2009	36,560,700	36,561	(36,560)	(381,178)	(2,141,464)	(2,522,641)

Net income					827,858	827,858

Foreign exchange difference				32,766		32,766

Dividend - before reverse merger					(115,385)	(115,385)

Effect of reverse merger	12,186,900	12,187	168,203		(155,907)	24,483
Effect of 1 for 5 reverse spilt	(38,998,077)	(38,998)	38,998

Balance, December 31, 2010	9,749,523	9,750	170,641	(348,412)	(1,584,898)	(1,752,919)

See accompanying notes to consolidated financial statements

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

	2010	2009
		Restated
Cash flows from operating activities
Net income	$848,243	$653,679
Depreciation	419,866	421,134
Provision of compensation	739,590	733,009
Accounts receivables	(1,329,302)	(1,208,482)
Amount due from a director	(1,713, 866)	(944,147)
Advances to suppliers	—	113,462
Bill receivables	—	—
Deposits and prepaid expenses	11,309	(11,411)
Receivables from related parties	(317,656)	59,481
Accounts payables	2,364,338	432,631
Bill payables	—	(175,432)
Accruals	15,971	47,595
Income taxes payable	(68,114)	170,682
Amount due to a director	24,484	1,759,576

Net cash provided /used by operating activities	$994,863	$2,051,777

Cash flows from investing activities
Purchase of property, plant and equipment	$—	$(1,988,888)
Sales proceeds of property, plant and equipment	—	—

Net cash used in investing activities	$—	$(1,988,888)

Cash flows from financing activities
Proceeds from stock issuance	1,282	1
Bank borrowings	50,547	128,205
Bank repayments	(115,043)	(104,586)
Dividend paid	(115,385)	—
Finance lease	—	—

Net cash (used)/provided by financing activities	$(178,599)	$23,620

Net cash and cash equivalents sourced	$816,264	$86,509

	2010	2009

Net cash and cash equivalents sourced	$816,264	$86,509

Cash and cash equivalents–beginning of year	147,234	60,725

Cash and cash equivalents–end of year	$963,498	$147,234

SUPPLEMENTARY CASH FLOW INFORMATION
Income tax paid	$68,114	$37,093
Interest paid	$39,265	$24,868

See accompanying notes to consolidated financial statements

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Greatmat Technology Corporation (formerly Aurum Explorations, Inc. or Aurum) (“the Company”) was incorporated in the State of Nevada on April 27, 2007. The Company was formed for the purpose of acquiring exploration. On October 30 2010, the Company changed the name from Aurum Explorations, Inc. to Greatmat Technology Corporation. On September 21, 2011, the Company was re-domiciled from State of Nevada to the Cayman Islands.

On October 30, 2010, pursuant to the terms of the Share Exchange Agreement between Aurum and the shareholder of Greatmat Holdings Limited (“GHL”) who invested in Aurum by transferring 100% of GHL common shares to Aurum. Aurum issued 36,560,700 shares of its common stock to the GHL original’s shareholder in exchange of such stock.

The transaction was accounted for as a “reverse merger,” since the original stockholders of the GHL own a majority of the outstanding shares of Aurum common stock immediately following the completion of the transaction. GHL was the legal acquiree but deemed to be the accounting acquirer, Aurum was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (GHL). Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

GHL was incorporated on July 15, 2010 in the British Virgin Islands. The principal activity of GHL is investment holding. Details of the GHL’s subsidiaries (which together with the Company are collectively referred to as the “Group”) and their principal activities as of December 31, 2010 and 2009 are stated at Note 2(b).

Inherent in the Company’s business are various risks and uncertainties, including a limited history of operations. The Company’s success will depend on the acceptance of the Company’s products and services and its ability to generate related revenue.

On December 30, 2011, the Company approved to dispose the three subsidiaries including Greatmat Technology Limited, Greatmat Technology (HK) Limited and Greatmat Technology (China) Limited by transferring 100% of the common stock of these three companies being hold by Greatmat Holdings Limited to Mr, Chris Yun Sang So in the consideration of HK$1, HK$10,000 and US$1, which being the 100% issued share capital of these companies.

On December 30, 2011, Great Holdings Limited agreed with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages on Clause 2.10 of RMB 5,000,000 yearly compensation to YCYDCSF under the 5 years Exclusive Manufacturing Agreement on June 30, 2004 filed as Exhibit 10.1, Form 8-K on November 3, 2010 by a Damages Agreement on December 30, 2011. Greatmat Holdings Limited also agreed with YCYDCSF to extend this Exclusive Manufacturing Agreement in a Supplementary Agreement on the Exclusive Manufacturing Agreement and the Extension of the Original Agreement from June 30, 2009 to June 30, 2014 for another 5 years.

On July 30, 2012, the Company approved Share Exchange Agreement between the Company and Mr. Chris Yun Sang So to transfer all the Company common stock on his hand to the Company in consideration of 100% common stock of GHL.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The Group maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of these financial statements.

These financial statements have been prepared on a going concern basis. The Company has profits from operation but suffered from accumulated deficit of $1,584,898 and capital deficiency of $1,752,918 as of December 31, 2010. The Company also anticipates further loss in the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to have a profitable operation, be acquired in the future and/or to obtain the necessary financing to meet its production level obligations and repay its damage liabilities arising from the current low production level. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase production level or reduce production costs. Management believes that the above actions will allow the Company to continue its operations.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of Greatmat Technology Corporation (the Company) and its four subsidiaries, constituting the group. The consolidated financial statements are presented in US Dollars. All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with US GAAP.

Subsidiaries

The Company consolidates its four wholly owned subsidiaries, Greatmat Holdings Limited, Greatmat Technology (China) Limited, Greatmat Technology (HK) Limited, and Greatmat Technology Limited, because it controls those entities through its 100% voting interest in them. The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Issued Capital

Greatmat Holdings Limited	BVI/ July 15, 2010	100	US$	1
Greatmat Technology (China) Limited	BVI/ December 8, 2008	100	US$	1
Greatmat Technology (HK) Limited	HK/May 19, 2004	100	HK$	10,000
Greatmat Technology Limited	HK/September 27, 2010	100	HK$	1

(c)	Use of estimates

The financial statements are prepared in conformity with US GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(d)	Economic and political risks

The Group’s operations are conducted in the PRC and Hong Kong and Macau. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and Hong Kong and Macau, and by the general state of the PRC and Hong Kong and Macau economy.

The Group’s operations in the PRC, Hong Kong and Macau are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong SAR, and Macau SAR and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Motor vehicle	3 years
Furniture and office equipment	5 years
Leasehold improvement	5 years
Plant and machinery	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(f)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. During the reporting years, there were no bad debts.

(h)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group members is the HK$ for the Hong Kong incorporated companies Greatmat Technology (HK) Limited and Greatmat Technology Limited, and the US$ for the BVI incorporated company Greatmat Holdings Limited and Greatmat Technology (China) Limited.

The Hong Kong Monetary Authority has pegged the Hong Kong dollar to the United States dollar at a rate of 7.8 with fluctuation from 7.75 to 7.85. This pegging system has resulted in the HKD and USD exchange rate remaining in a relatively stable range in the current moment. The risk of exchange from HKD to USD is so low that the discrepancy is small and immaterial. So it is reasonable that 1:7.8 is adopted to translate into United States dollars from Hong Kong dollars for all the financial statements.

(i)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong. The Group does not maintain any bank accounts in the United States of America. The cash located outside the United States is not restricted as to usage.

(j)	Revenue recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, Macau law and Hong Kong law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with and collectability is probable.

(k)	Leases

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in administrative expenses for the years ended December 31, 2010 and 2009 were $25,580 and $25, 371, respectively.

(l)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the administrative and other operating expenses for the years ended December 31, 2010 and 2009 were nil and $6,635, respectively.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credits in the year in which they are available. Income tax liabilities are computed according to the Hong Kong SAR tax laws and Macau SAR tax laws which are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. The deferred taxes are not provided.

The Company did not have any interest and penalties recognized in the income statements for the periods ended December 31, 2010 and 2009 or balance sheet as of December 31, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2004/05, 2005/06, 2006/07, 2007/08, 2008/09, 2009/10 Hong Kong Income Tax filings are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009/10 Macau Income Tax filling is subject to Macau Financial Services Bureau examination.

(n)	Retirement benefit plans

The employees of the Group are members of the Mandatory Provident Fund Schemes operated by the government of the Hong Kong SAR. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only funding obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the administrative expenses for the years ended December 31, 2010 and 2009 were $5,897 and $6,635, respectively.

(o)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these banks at December 31, 2010 and 2009 amounted to $963,498 and $147,234 respectively, of which no deposits are covered by the United States Federal Deposit Insurance Corporation. The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

(p)	Recent accounting pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Recent accounting pronouncements (Continued)

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions.

Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The effect of implementing of ASC Update No. 2009-05 was not material to the Company’s financial position or results of operations.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Recent accounting pronouncements (Continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The effect of implementing of ASC Update No. 2009-12 was not material to the Company’s financial position or results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

3. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2010	2009
Rent deposit	$6,920	$6,920
Advance to suppliers	—	—
Prepaid tax	10,735	11,309
Other prepayments	102	102

	$17,757	$18,331

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	2010	2009
At cost
Motor vehicle	$142,390	$142,390
Furniture and office equipment	16,921	16,921
Leasehold improvement	4,057	4,057
Plant and machinery	$1,878,678	$1,878,678

	$2,042,046	$2,042,046
Less: accumulated depreciation	(865,920)	(446,054)
	$1,176,126	$1,595,992

Depreciation expense included in the general administration expenses for the years ended December 31, 2010 and 2009 were $419,866 and $421,134 respectively.

5. RECEIVABLES FROM RELATED PARTIES

Details of receivables from related parties are as follows:

Name of party	Common shareholder	2010	2009
Greatmat Engineering Limited (1)	Chris Yun Sang SO	$333,333	$—
Due from director - Chris Yun Sang SO (2)		868,538
Receivables from related parties		$1,201,871	$—

(1)	Amount due from a related company is unsecured, interest-free, and repayable on demand.
(2)	Amount due from director is non-interest bearing, repayable on demand and unsecure.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

6. ACCOUNTS PAYABLE AND ACCRUED CHARGES

	2010	2009
Trade payables	$2,795,317	$432,631
Accrued audit fee	60,000	60,000
Other accrued expenses	19,849	3,879

	$2,875,166	$496,510

7. BANK LOANS

	2010	2009
Bank loan
$469,231 (a)	$372,343	$388,807
-China Construction Bank (Asia) Corporation Limited
-interest rate: 2.75% per annum below the prime rate
-fully repayable in September 2028
$192,308 (b)	—	163,011
-DBS Bank (Hong Kong) Limited
-interest rate: 2.25% per annum below Prime Rate
-fully repayable in February 2010
$128,205 (c)	—	108,733
-China Construction Bank (Asia) Corporation Limited
-interest rate: 2% per annum above the prime rate
-fully repayable in June 2012
$269,231 (d) -Wing Hang Bank (Asia) Corporation Limited -interest rate: 0.5% per annum below the Prime Rate - fully repayable in February 2015	223,713	—
Less: Current portion	$(69,820)	$(115,044)

Non-current portion	$526,236	$545,507

(a):	The bank loan is secured by the director’s property.
(b):	The bank loan is secured by the director’s property.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

7. BANK LOANS (Continued)

(c):	The bank loan is secured by a floating charge over the director’s property and from the Government of the Hong Kong Special Administrative Region (as represented by the Director of Trade & Industry) for HKD 700,000 (US$89,744) under the Special Loan Guarantee Scheme.
(d):	The bank loan is secured by a floating charge over the director’s property and from the Government of the Hong Kong Special Administrative Region (as represented by the Director of Trade & Industry) for HKD 2,100,000 (US$269,231) under the Special Loan Guarantee Scheme.

8. AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9. EARNINGS PER SHARE

The calculation of the basic earnings per share attributable to the common stock holders is based on the following data:

	2010	2009
Net income:

Net income for the purpose of basic and dilutive earnings per share	$827,858	$653,679

Number of shares:

Weighted average number of common stock for the purpose of basic and dilutive earnings per share(*)	7,726,161	7,312,140

(*) Note: The basic and dilutive earnings per share are the same owing to no dilutive effect. However, the number is first restated to reflect the reverse merger effect of the accounting acquirer, and then retroactively restated to reflect the 1 for 5 reverse-split on October 30, 2010.

10. INCOME TAXES

(a) The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

Greatmat Holdings Limited, incorporated under the International Business Companies Act of the British Virgin Islands, is exempted from payment of the British Virgin Islands income taxes.

Greatmat Technology (HK) Limited and Greatmat Technology Limited, the Company’s subsidiaries incorporated in Hong Kong, are subject to Hong Kong profits tax at a rate of 16.5%.

Greatmat Technology (China) Limited, the Company’s subsidiary incorporated in British Virgin Islands, is subject to Macau profits tax at a rate of 12%.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

10. INCOME TAXES (Continued)

Profits tax has been provided on the estimated assessable profits for the year:

	2010	2009
Hong Kong profits tax provision	$—	$37,093
Macau profits tax provision	156,631	156,631

Tax charge	$156,631	$193,724

(b) No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2010 and 2009.

11. COMMITMENTS AND CONTINGENCIES

At December 31, 2010 and 2009, the company had total minimum lease commitments under non-cancellable operating lease in respect of office premises which fall due as follow:

	2010	2009
Land and buildings:
- No later than one year	$112,669	$24,791
- Later than one year and not later than five years	322,183	10,329

	$434,852	$35,120

12. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through January 10, 2013, the date these consolidated financial statements were issued and restated, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following events:

1. On September 21, 2011, the Company was re-domiciled from State of Nevada to the Cayman Islands.

2. On December 30, 2011, the Company approved to dispose the three subsidiaries including Greatmat Technology Limited, Greatmat Technology (HK) Limited and Greatmat Technology (China) Limited by transferring 100% of the common stock of these three companies being hold by Greatmat Holdings Limited to Mr, Chris Yun Sang So in the consideration of HK$1, HK$10,000 and US$1, respectively.

3. On December 30, 2011, Great Holdings Limited agreed with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages on Clause 2.10 of RMB 5,000,000 yearly compensation to YCYDCSF under the 5 years Exclusive Manufacturing Agreement on June30, 2004 filed as Exhibit 10.1, Form 8-K on November 3, 2010 by a Damages Agreement on December 30, 2011. Greatmat Holdings Limited also agreed with YCYDCSF to extend this Exclusive Manufacturing Agreement in a Supplementary Agreement on the Exclusive Manufacturing Agreement and the Extension of the Original Agreement from June 30, 2009 to June 30, 2014 for another 5 years.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

4. On July 30, 2012, the Company approved Share Exchange Agreement between the Company and Mr. Chris Yun Sang So to transfer all the Company common stock on his hand to the Company in consideration of 100% common stock of Greatmat Holdings Limited through an oral agreement.

13. RESTATEMENT

The management has changed their estimation that an annual compensation according to the Exclusive Manufacturing Agreement dated on June 30, 2004, and the following damage compensation and 5 years extension agreements will need to be provided. Therefore, the company prepares provisions to cover this expense according to ASC 450-20-55-10 Loss Contingencies. Under ASC 250 Accounting Change and Error Corrections, the company provided the following restatement.

CONSOLIDATED BALANCE SHEETS

ITEMS	Dec 31, 2009	Dec 31, 2009
	Original	Restated

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Total current liabilities	$1,633,547	$1,633,547
Secured bank loan-non-current portion	545,507	545,507
Provision of compensation	0	4,033,914
TOTAL LIABILITIES	$2,179,054	$6,212,968

STOCKHOLDERS’ EQUITY Paid-in capital	$1	$1
Retained earnings	1,511,272	(2,141,464)
Foreign exchange reserves	0	(381,178)
Total Stockholders’ Equity	$1,511,272	$(2,522,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,690,327	$3,690,327

As a result of the restatement of the consolidated balance sheet as of December 31, 2009, the provision of compensation increased from $0 to $4,033,914. The total liabilities increased from $2,179,054 to $6,212,968. The retained earnings decreased from $1,511,272 to $(2,141,464), In addition, the foreign exchange reserves increased from 0 to $(381,178), the total stockholders’ equity decreased from $1,511,272 to $(2,522,641). The total assets, total liabilities and stockholders’ equity have no changes.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

13. RESTATEMENT (Continued)

ITEMS		For the year ended Dec 31, 2009	For the year ended Dec 31, 2009
		Original	Restated
Operating expenses:
General and administrative		(875,082)	(1,608,091)

Operating income/(loss)		$1,605,280	$872,271
Other income		—	—
Interest expenses		(24,868)	(24,868)

Income before income taxes		$1,580,412	$847,403

Income taxes	10	(193,724)	(193,724)

Net income/(loss)		$1,386,688	$653,679

Dividend paid		—	—

Net income after dividends		1,386,688	653,679

Earnings per share:
-Basic and diluted	9	$1,386,688	653,679

Weighted average number of common stock
-Basic and diluted		1	1

As a result of the restatement of the consolidated statement of income for the year ended December 31, 2009, the general and administrative expenses increased from $875,082 to $1,608,091. Operating income decreased from $1,605,280 to $872,271. Income before income taxes decreased from $1,580,412 to $847,403. Net income decreased from $1,386,688 to $653,679. Net income after dividends decreased from $1,386,688 to $653,679. The Basic and diluted earnings per share decreased from $1,386,688 to $653,679 accordingly.

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

13. RESTATEMENT (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW

ITEMS	For the year ended Dec 31, 2009	For the year ended Dec 31, 2009
	Original	Restated
Cash flows from operating activities
Net income	$1,386,688	$653,679

Provision of compensation	0	733,009

As a result of the restatement of the consolidated cash flow for the year ended December 31, 2009, the net income decreased from $1,386,688 to $653,679 which was offset by the increase of provision of compensation from $0 to 733,009. The net cash flows from operating activities, investing activities, financing activities and net cash and cash equivalents sourced have no changes.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2010, management determined that the Company did not maintain effective controls over information technology business processes and financial reporting. Specifically, the Company identified deficiencies with respect to design and operation of controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls which aggregated to a material weakness in internal control over financial reporting. We have determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting. Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access. In addition, regular meetings are held with the Board. If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

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

39

Changes in Internal Controls.

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officer and director are set forth below as of December 31, 2010:

Name and Address	Age	Position(s)
Chris Yun Sang So	48	President, Chief Executive Officer, and Director
Simon Chi Keung Fung	48	Chief Financial Officer
Carol Lai Ping Ho	39	General Manager, Secretary, Treasurer, Director
Rick Chun Wah Tse	36	Director

Mr. So has held his offices since July 16, 2009 and has served as a director since October 4, 2009.

Background of Officers and Directors

Chris Yun Sang So Chief Executive Officer, President, and Director

Chris Yun Sang So has been the Chief Executive Officer, President, and Director of the Company since October 2010 and has been the founder, Chairman and Chief Executive Officer of Greatmat Hong Kong since May 2004. Mr. So holds a Master of Science Degree in Management from International American University and a post-graduate Diploma in Management Studies from South China Polytechnic Institute. Prior to founding Greatmat, Mr. So had over 20 years of business and management experience in the Hong Kong and Chinese building materials industry. Under his leadership, in 2005 Greatmat was awarded a grant from the Hong Kong Innovative Technology Fund for the creation of innovative construction materials. Under his leadership, in 2009 Greatmat was granted a Hong Kong Award for Environmental Excellence.

Simon Chi Keung Fung, Chief Financial Officer

Simon Chi Keung Fung, Chief Financial Officer, has more than 20 years of accounting experience, including experience in management and operations, auditing, internal control maintenance, budgeting and tax planning. From 1994 through the present, Mr. Fung has operated Fung Chi Keung & Company, Certified Public Accountants, an accounting firm in Hong Kong of which he is the sole proprietor. Mr. Fung is a practicing Certified Public Accountant in Hong Kong as well as an associate member of the Chartered Association of Certified Public Accountants of England & Wales and a fellow member of the Chartered Association of Certified Public Accountants in the United Kingdom. Mr. Fung holds a law degree from the University of London.

Carol Lai Ping Ho, General Manager, Secretary and Treasurer, Director

Carol Lai Ping Ho has been the General Manager, Secretary and Treasurer of the Company since October 2010 and has been the General Manager of Greatmat since July 2004. Ms. Ho formerly worked for the Hong Kong Polytechnic University and Oliver’s Super Sandwiches Management Limited and has over 10 years of experience in management and accounting. Ms. Ho graduated from the University of Hong Kong with a BA (Honour) degree in Management Studies.

Rick Chun Wah Tse, Marketing Director, Director

Rick Chun Wah Tse has been the Marketing Director of the Company since October 2010 and has been the Marketing Director of Greatmat since May 2004. Mr. Tse obtained his Diploma in Business Management from the Hong Kong Management Association and has over ten years of experience in sales, product research and development and management.

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

Audit Committee and Charter

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. The functions of audit committee include: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics which was filed on November 16, 2009 as exhibit 14 on Aurum’s Annual Report on Form 10-K. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

The following table sets forth compensation paid by the Company to the executive officers of the Company for services rendered during the fiscal years ended December 31, 2010 and 2009.

Name	Position	Year	Salary ($)	All other Compensation ($)	Total Compensation
Chris So(1)	CEO, President, Director	2010	$64,103	$0	$64,103
		2009	$64,103	$0	$64,103
Simon Fung(2)	CFO	2010	$0	$0	$0
		2009	$0	$0	$0
Carol Ho(3)	Secretary, Treasurer, Director	2010	$32,308	$0	$32,308
		2009	$29,615	$0	$29,615
Rick Tse(4)	Director	2010	$27,692	$0	$27,692
		2009	$25,385	$0	$25,385
Yau-sing Tang(5)		2010	$0	$0	$0
		2009	$0	$0	$0

(1)	Mr. Chris So was appointed as President, Chief Executive Officer and Chief Financial Officer on October 30, 2010 and was the director of the Company during the fiscal year ended December 31, 2010.
(2)	Mr. Simon Fung was appointed as Chief Financial Officer on January 27, 2011.
(3)	Ms. Carol Ho was appointed as secretary, treasurer, and director on October 30, 2010.
(4)	Mr. Rick Tse was appointed as director on October 30, 2010.
(5)	Mr. Yau-sing Tang resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on October 30, 2010.

Employment Agreements

We have not entered into any employment agreements with our officers and director.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The compensation paid to all the Company’s officers and director during the year ended December 31, 2010 and 2009 are disclosed as above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 148 Electric Road, North Point, Hong Kong. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of December 31, 2010 based upon 9,749,923 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent Common Stock

Chris So	President, Chief Executive Officer, Director	6,999,700	71.80%
Simon Fung	Chief Financial Officer	50,000	0.51%
Carol Ho	Secretary, Treasurer, Director	36,000	0.37%
Rick Tse	Director	36,000	0.37%
All officers and directors as a group (four persons named above)		7,121,700	73.05%
5% Security Holders
Wellkey Holdings Limited		1,218,980(1)	12.5%

(1) The Shares are indirectly owned by Yau-sing Tang through his 100% owned company called Wellkey Holdings Limited, a company incorporated under the laws of the British Virgin Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with Related Persons

During 2010, the Company had transactions in the total amount of $333,333 with Greatmat Engineering Limited which has the common shareholder Chris Yun Sang So. At the same period the amount due from our director, Chris Yan Sang So, was $868,538. The account receivable from related parties was $1,201,871. All amounts due from related parties were unsecured, interest-free and repayable on demand.

(b) Promoters and control persons

During the past five fiscal years, Patrick Mohammed, and Yau-sing Tang have been promoters of the Company’s business, but none of these promoters have received anything of value from the Company nor is any person entitled to receive anything of value from the Company for services provided as a promoter of the business of the Company.

(c) Director independence

The Company’s board of directors currently consists of Chris So, Carol Ho, and Rick Tse. Pursuant to Item 407(a) (1) (ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a) (15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the Company’s stock will not preclude a director from being independent.

In applying this definition, the Company’s board of directors has determined that both Chris So, Carol Ho and Rick Tse do not qualify as an “independent director” pursuant to Rule 4200(a) (15) of the NASDAQ Manual.

As of the date of the report, the Company did not maintain a separately designated compensation or nominating committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by Albert Wong & Company as our principal independent registered public accounting firm are set forth below.

Fees for the fiscal years ended December 31, 2010 and 2009

Audit Fees. Albert Wong & Company was paid aggregate fees of approximately $16,821 and $12,500, respectively, for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2010 and review of our quarterly financial statements during such years.

Audit-Related Fees. None.

Tax Fees. Albert Wong & Company was paid aggregate fees of approximately $600 per year.

All Other Fees. There were no fees billed by Albert Wong & Company for other products and services for the fiscal years ended December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I. Listing of Documents

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firms

Balance Sheets – As of December 31, 2010 and 2009

Statements of Operations – For the Year Ended December 31, 2010 and 2009.

Statements of Stockholders’ Deficit – For the Year Ended December 31, 2010 and 2009.

Statements of Cash Flows – For the Years Ended December 31, 2010 and 2009.

Notes to the Audited Financial Statements

(2)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit	Description
3.1	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on December 22, 2010.
3.2	Bylaws of Greatmat Technology Corporation, filed as Exhibit 3.2 to Aurum’s Current Report on Form 8-K on November 3, 2010, and incorporated herein by reference.
10.1	Manufacturing Agreement, dated July 30, 2004, between Greatmat Technology (HK) Limited and Yunfu Changyi Stone Factory filed as filed as Exhibit 10.1 to Aurum’s Current Report on Form 8-K on November 3, 2010, and incorporated herein by reference.
10.2	Damages Agreement between Greatmat Holdings Limited and Yunfu Changyi Stone Factory dated 30 December, 2011 filed as Exhibit 10.2 to Greatmat Technology’s Current Report on Form 8K/A on February 27, 2013, and incorporated herein by reference.
10.3	Supplementary agreement to the Exclusive Manufacturing Agreement among Greatmat Technology (HK) Limited, Greatmat Holdings Limited, and Yunfu Changyi Stone Factory dated as December 30, 2011 filed as Exhibit 10.3 to Greatmat Technology’s Current Report on Form 8K/A on February 27, 2013, and incorporated herein by reference.
10.4	Stock Purchase Agreement between Aurum Explorations, Inc. and Yau-sing Tang, dated October 27, 2010, filed as an Exhibit 10.2 to Aurum’s Current Report on Form 8-K filed on November 2, 2010, and incorporated herein by reference.
31.1*	Certification of Chris Yun Sang So, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Simon Chi Keung Fung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chris Yun Sang So, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Simon Chi Keung Fung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, filed as an Exhibit to Aurum’s Form 10-K on November 16, 2009, and incorporated herein by reference.
99.2	Disclosure Committee Charter, filed as an Exhibit to Aurum’s Form 10-K on November 16, 2009, and incorporated herein by reference.

____________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Greatmat Technology Corporation

Date: April 8, 2013

By : /s/ Chris Yun Sang So

Chris Yun Sang So

Chief Executive Officer

(principal executive officer)

By : /s/ Simon Chi Keung Fung

Simon Chi Keung Fung

Chief Financial Officer

(principal financial officer and accounting officer)

