Form 10-Q/A
period 2011-03-31
Greatmat Technology Corp
filed 2013-05-15
CIK 1415543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_______ to

Greatmat Technology Corporation

(Exact name of registrant as specified in its charter)

Nevada	000-53481	68-0681042
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Room 3202-03, 32/F,
148 Electric Road, North Point, Hong Kong
(Address of principal executive offices)
Telephone - 852-2891-2111

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ]

Non-Accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]No [X]

As of May 14, 2013, the registrant had 1,464,530 shares of common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2011 of Greatmat Technology Corporation (the “Company”) is being filed solely to correct a clerical error, which incorrectly stated the Period of Report on the header of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”).

Except as described above, no other parts of the Form 10-Q are being amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2013
Greatmat Technology Corporation

		By:	/s/ Chris Yun Sang So
Chris Yun Sang So
Chief Executive Officer and President