Form 10-Q
period 2013-03-31
Greatmat Technology Corp
filed 2013-05-15
CIK 1415543

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

Table of Contents

GREATMAT TECHNOLOGY CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

SIGNATURES	14

Table of Contents	2

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

GREATMAT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Table of Contents	3

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)

	Note	March 31, 2011	December 31, 2010
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$482,205	$963,498
Account receivables		2,337,566	3,258,072
Deposits, prepayments and other receivables	3	64,119	17,757
Receivables from related parties	5	1,410,542	1,201,871

Total current assets		$4,294,432	$5,441,198
Property, plant and equipment, net	4	1,078,058	1,176,126

TOTAL ASSETS		$5,372,490	$6,617,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued charges	6	1,535,954	2,875,167
Amount due to related party	8	211,092	—
Other payable		85,194	1,651
Secured bank loan-current portion	7	69,820	69,820
Income tax payable		167,881	156,631

Total current liabilities		$2,069,941	$3,103,269
Provision of compensation		5,152,593	4,740,738
Secured bank loan-non-current portion	7	509,159	526,236

TOTAL LIABILITIES		$7,731,693	$8,370,243

Commitments and contingencies	11	$—	$—

See accompanying notes to consolidated financial statements

Table of Contents	F-1

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT MARCH 31, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 100,000,000 authorized in March 31, 2011 and December 31, 2010, 9,749,523 shares issued and outstanding at March 31, 2011 and December 31, 2010	$9,750	$9,750
Paid in capital	170,641	170,641
Foreign exchange reserve	(570,046)	(348,412)
Accumulated deficit	(1,969,548)	(1,584,899)
	$(2,359,203)	$(1,752,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,372,490	$6,617,324

See accompanying notes to consolidated financial statements

Table of Contents	F-2

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

	Note	2011	2010
			Restated
Net revenues		$777,647	$2,327,833
Cost of sales		(596,338)	(1,370,697)

Gross profit		$181,309	$957,136
Operating expenses:
General and administrative		(544,926)	(360,424)

Operating (loss)/income		$(363,617)	$596,710
Other income		—	-
Interest expenses		(9,783)	(8,836)

(Loss)/Income before income taxes		$(373,399)	$587,876
Income taxes	10	(11,250)	(95,004)
Net (loss)/income		$(384,650)	$492,872
Dividend paid		—	-

Net (loss)/income after dividends		$(384,650)	$492,872

Foreign exchange difference		(221,634)	(737)

Comprehensive (loss)/income		$(606,284)	$492,135

(Loss)/Earnings per share:
-Basic and diluted	9	$(0.04)	0.07

Weighted average number of common stock
-Basic and diluted	9	9,749,523	7,312,140

See accompanying notes to consolidated financial statements

Table of Contents	F-3

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND YEARS ENDED DECEMBER 31, 2010

(Stated in US Dollars)

	Common stock
	No. of shares	Amount	Paid in Capital	Foreign exchange reserve	Accumulated earnings		Total
				Restated	Restated		Restated
Balance, January 1, 2010	36,560,700	36,561	(36,560)	(381,178)	(2,141,464)		(2,522,641)
Net income					827,858		827,858
Foreign exchange difference				32,766			32,766
Dividend - before reverse merger					(115,385)		(115,385)
Effect of reverse merger	12,186,900	12,187	168,203		(155,907)		24,483
Effect of 1 for 5 reverse spilt	(38,998,077)	(38,998)	38,998
Balance, December 31, 2010	9,749,523	9,750	170,641	(348,412)	(1,584,898)		(1,752,919)

Net income					(384,650)		(384,650)

Foreign exchange difference				(221,634)			(221,634)

Balance, March 31, 2011	9,749,523	9,750	170,641	(570,046)	(1,969,548	),	(2,359,203)

See accompanying notes to consolidated financial statements

Table of Contents	F-4

GREATMAT TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS AURUM EXPLORATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

	2011	2010
		Restated
Cash flows from operating activities
Net income	$(384,650)	$492,872
Depreciation	98,068	104,680
Provision of compensation	190,221	183,303
Accounts receivables	920,506	(1,104,605)
Amount due from a director	(208,671)	—
Advances to suppliers	—	—
Bill receivables	—	—
Deposits and prepaid expenses	(46,362)	11,309
Receivables from related parties	211,092	113,309
Accounts payables	(1,339,367)	374,435
Advanced to customer	85,194	—
Accruals	(1,497)	(7,725)
Income taxes payable	11,249	77,935
Amount due to a director	—	(175,524)

Net cash provided /used by operating activities	$(464,217)	$69,989

Cash flows from investing activities
Purchase of property, plant and equipment	$—	$—
Sales proceeds of property, plant and equipment	—	—

Net cash used in investing activities	$—	$—

Cash flows from financing activities
Proceeds from stock issuance
Bank borrowings
Bank repayments	(17,076)	(126,080)
Dividend paid		—
Finance lease	—	—

Net cash (used)/provided by financing activities	$(17,076)	$(126,080)

Net cash and cash equivalents sourced	$(481,293)	$(56,091)

	2011	2010

Net cash and cash equivalents sourced	$(481,293)	$(56,091)

Cash and cash equivalents–beginning of year	963,498	147,234

Cash and cash equivalents–end of quarter	$482,205	$91,143

SUPPLEMENTARY CASH FLOW INFORMATION
Income tax paid	$11,249	$77,935
Interest paid	$9,783	$8,836

See accompanying notes to consolidated financial statements

Table of Contents	F-5

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Greatmat Technology Corporation (formerly Aurum Explorations, Inc. or “Aurum”) (the “Company”) was incorporated in the State of Nevada on April 27, 2007. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. On October 30 2010, the Company changed the name from Aurum Explorations, Inc. to Greatmat Technology Corporation. On September 21, 2011, the Company was re-domiciled from State of Nevada to the Cayman Islands.

On October 30, 2010, pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction, the “Share Exchange Transaction”) between Aurum and the shareholder of Greatmat Holdings Limited (“Greatmat Holdings” or “Greatmat”) who transferred 100% of Greatmat Holdings common shares to Aurum. Aurum issued 36,560,700 shares of its common stock to the Greatmat Holdings original’s shareholder in exchange of such stock. The transaction was accounted for as a “reverse merger,” since the original stockholders of the Greatmat Holdings own a majority of the outstanding shares of Aurum common stock immediately following the completion of the transaction. Greatmat Holdings was the legal acquiree but deemed to be the accounting acquirer. Aurum was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (Greatmat Holdings). Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. As a result of the acquisition, our consolidated subsidiaries include Greatmat Holdings Limited (“Greamat Holdings”), our wholly-owned subsidiary which is incorporated under the laws of the BVI, Greatmat Technology Limited(“Greatmat Limited”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, Greatmat Technology (HK) Limited(“Greatmat Hong Kong”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of Hong Kong, and Greatmat Technology (China) Limited(“Greatmat China”), a wholly-owned subsidiary of Greatmat Holdings which is incorporated under the laws of the BVI.

Inherent in the Company’s business are various risks and uncertainties, including a limited history of operations. The Company’s success will depend on the acceptance of the Company’s products and services and its ability to generate related revenue.

On December 30, 2011, the Company approved the disposition of the three subsidiaries including Greatmat Technology Limited, Greatmat Technology (HK) Limited and Greatmat Technology (China) Limited by transferring 100% of the equity capital of each of these three companies being held by Greatmat Holdings Limited to Mr. Chris Yun Sang So in consideration of HK$1, HK$10,000 and US$1, respectively.

On December 30, 2011, Greatmat Holdings Limited agreed with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages to YCYDCSF, which is RMB 5,000,000 per year, under Clause 2.10 of a 5-year Exclusive Manufacturing Agreement dated June 30, 2004 filed as Exhibit 10.1 to Form 8-K filed with Securities and Exchange Commission (“SEC”) on November 3, 2010. On December 30, 2011, Greatmat Holdings Limited and YCYDCSF entered into a Supplementary Agreement and Damages Agreement, filed as Exhibit 10.03 and Exhibit 10.02, respectively, to the Current Report on Form 8-K/A filed with SEC on February 27, 2013. Under these agreements, Greatmat Holdings Limited agreed to extend the term of the Exclusive Manufacturing Agreement for another 5 years, which will expire on June 30, 2014.

On July 30, 2012, the Company approved a share exchange agreement between the Company and Mr. Chris Yun Sang So to transfer all the Company common stock held by him to the Company in consideration of 100% common stock of Greatmat Holdings.

.

Table of Contents	F-6

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The Group maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of these financial statements.

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

Subsidiaries

The Company consolidates its four wholly owned subsidiaries, Greatmat Holdings Limited, Greatmat Technology (China) Limited, Greatmat Technology (HK) Limited, and Greatmat Technology Limited, because it controls those entities through its 100% voting interest in them. The following sets forth information about the wholly owned subsidiaries:

Table of Contents	F-7

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Principles of consolidation (continued)

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

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Motor vehicle	3 years
Furniture and office equipment	5 years
Leasehold improvement	5 years
Plant and machinery	5 years

Table of Contents	F-8

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Table of Contents	F-9

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in administrative expenses for the three months ended March 31, 2011 and 2010 were $28,167 and $6,395, respectively.

(l)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the administrative and other operating expenses for the three months ended March 31, 2011 and 2010 were $632 and nil, respectively.

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

The Company did not have any interest and penalties recognized in the income statements for the periods ended March 31, 2011 and December 31, 2010 or balance sheet as of March 31, 2011 and December 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2004/05, 2005/06, 2006/07, 2007/08, 2008/09, 2009/10 Hong Kong Income Tax filings are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009/10 Macau Income Tax filling is subject to Macau Financial Services Bureau examination.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the administrative expenses for the three months ended March 31, 2011 and 2010 were $2,671 and $1,474, respectively.

Table of Contents	F-10

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these banks at March 31, 2011 and December 31, 2010 amounted to $482,205 and $963,498 respectively, of which no deposits are covered by the United States Federal Deposit Insurance Corporation. The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

Table of Contents	F-11

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Table of Contents	F-12

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

3. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables are summarized as follow:

	2011	2010
Rent and other deposits	$53,282	$6,920
Advance to suppliers	—	—
Prepaid tax	10,735	10,735
Other prepayments	102	102

	$64,119	$17,757

Table of Contents	F-13

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	2011	2010
At cost
Motor vehicle	$142,390	$142,390
Furniture and office equipment	16,921	16,921
Leasehold improvement	4,057	4,057
Plant and machinery	1,878,678	1,878,678

	$2,042,046	$2,042,046
Less: accumulated depreciation	(963,988)	(865,920)
	$1,078,058	$1,176,126

Depreciation expense included in the general administration expenses for the three months ended March 31, 2011 and years ended December 31, 2010 were $98,068 and $419,866respectively.

5. RECEIVABLES FROM RELATED PARTIES

Details of receivables from related parties are as follows:

Name of party	Common shareholder	2011	2010

Greatmat Engineering Limited (1)	Chris Yun Sang SO	$333,333	$333,333

Due from director - Chris Yun Sang SO (2)		$1,077,209	$868,538
Receivables from related parties		$1,410,542	$1,201,871

(1)	Amount due from a related company is unsecured, interest-free, and repayable on demand.
(2)	Amount due from director is non-interest bearing, repayable on demand and no collateral.

6. ACCOUNTS PAYABLE AND ACCRUED CHARGES

	2011	2010

Trade payables	$1,457,601	$2,795,317
Accrued audit fee	60,000	60,000
Other accrued expenses	18,353	19,850

	$1,535,954	$2,875,167

Table of Contents	F-14

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

7. BANK LOANS

	2011	2010
Bank loan
$469,231 (a)	$368,227	$372,343
-China Construction Bank (Asia) Corporation Limited
-interest rate: 2.75% per annum below the prime rate
-fully repayable in September 2028
$269,231 (b) -Wing Hang Bank (Asia) Corporation Limited -interest rate: 0.5% per annum below the Prime Rate - fully repayable in February 2015	210,752	223,713
Less: Current portion	$(69,820)	$(69,820)

Non-current portion	$509,159	$526,236

(a):	The bank loan is secured by the director’s property.

(b):	The bank loan is secured by a floating charge over the director’s property and from the Government of the Hong Kong Special Administrative Region (as represented by the Director of Trade & Industry) for HKD 2,100,000 (US$269,231) under the Special Loan Guarantee Scheme.

8. AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

Table of Contents	F-15

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

9. (LOSS)/EARNINGS PER SHARE

The calculation of the basic (loss)/earnings per share attributable to the common stock holders is based on the following data:

	2011	2010
Net income:

Net income for the purpose of basic and dilutive (loss)/earnings per share	$(384,650)	$492,872

Number of shares:

Weighted average number of common stock for the purpose of basic and dilutive (loss)/earnings per share(*)	9,749,523	7,312,140

(*) Note: The basic and dilutive (loss)/earnings per share are the same owing to no dilutive effect. However, the number is first restated to reflect the reverse merger effect of the accounting acquirer, and then retroactively restated to reflect the 1 for 5 reverse-split on October 30, 2010.

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

Profits tax has been provided on the estimated assessable profits for the period:

	2011	2010

Hong Kong profits tax provision	$11,250	$—
Macau profits tax provision	156,631	156,631

Tax charge	$167,881	$156,631

Table of Contents	F-16

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

10. INCOME TAXES (Continued)

(b)	No deferred tax has been provided as there are no material temporary differences arising during the three months ended March 31, 2011 and year ended December 31, 2010.

11. COMMITMENTS AND CONTINGENCIES

At March 31, 2011 and December 31, 2010, the company had total minimum lease commitments under non-cancellable operating lease in respect of office premises which fall due as follow:

	2011	2010

Land and buildings:
- No later than one year	$112,669	$112,669
- Later than one year and not later than five years	294,016	322,183

	$406,685	$434,852

12. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 26, 2013, the date these consolidated financial statements were issued and restated, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following events:

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

3. On December 30, 2011, Great Holdings Limited entered into a Damages Agreement with Yunfu City Yuncheng District Changyi Stone Factory (“YCYDCSF”) to bear all the damages of RMB 5,000,000 to YCYDCSF according to Clause 2.10 of Exclusive Manufacturing Agreement dated June 30, 2004 filed as Exhibit 10.1, Form 8-K on November 3, 2010. Greatmat Holdings Limited also entered into a Supplementary Agreement on the Exclusive Manufacturing Agreement and the Extension of the Original Agreement with YCYDCSF to extend the expiration date of the Exclusive Manufacturing Agreement from June 30, 2009 to June 30, 2014.

4. On July 30, 2012, the Company approved a share exchange agreement between the Company and Mr. Chris Yun Sang So. According to the Share Exchange Agreement, Mr. So transferred all the Company common stock held by him to the Company in consideration of 100% common stock of Greatmat Holdings Limited.

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

Table of Contents	F-17

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

13. RESTATEMENT (Continued)

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

Table of Contents	F-18

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Stated in US Dollars)

13. RESTATEMENT (Continued)

ITEMS	For the year ended Dec 31, 2009 Original	For the year ended Dec 31, 2009 Restated
Operating expenses:
General and administrative	(875,082)	(1,608,091)

Operating income/(loss)	$1,605,280	$872,271
Other income	—	—
Interest expenses	(24,868)	(24,868)

Income before income taxes	$1,580,412	$847,403

Income taxes	(193,724)	(193,724)

Net income/(loss)	$1,386,688	$653,679

Dividend paid	—	—

Net income after dividends	1,386,688	653,679

Earnings per share:
-Basic and diluted	$1,386,688	653,679

Weighted average number of common stock
-Basic and diluted	1	1

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

Table of Contents	F-19

GREATMAT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Table of Contents	F-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on April 10, 2013.

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

General Introduction

Greatmat Technology Corporation, formerly Aurum Explorations, Inc., was incorporated in the State of Nevada on April 27, 2007. The Company was originally formed for the purpose of acquiring exploration and development stage natural resources properties. On October 30, 2010, the Company completed an acquisition of Greatmat Holdings pursuant to the Share Exchange Agreement. Immediately after the Share Exchange Transaction, the Company incorporate the business of Greatmat Holdings. Greatmat Holdings is a leading innovative building material company that provides customers with customized designs, manufacturing solutions and technical advice for building projects. In particular, Greatmat Holdings is a supplier of high-quality engineered stone floor and wall surfaces to commercial construction projects in China, Hong Kong and elsewhere in Asia. Our principal business consists of the design, research and development and production of engineered stone for installation in construction projects.

Table of Contents	4

Results of Operations

For three months ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations during the three month periods ended March 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net revenues	$777,647	100%	$2,327,833	100%
Cost of sales	596,338	77%	1,370,697	59%
Gross profit	181,309	23%	957,136	41%
General and administrative expenses	544,926	70%	360,424	15%
Operating (loss)/income	(363,617)	47%	596,710	26%
Other income	—	0%	—	0%
Interest expenses	9,783	1%	8,836	0%
(Loss)/Income before income taxes	(373,399)	48%	587,876	25%
Income taxes	11,250	1%	95,004	4%
Net (loss)/income	$(384,650)	49%	$492,872	21%

Net Sales. Our net sales decreased to $777,647 in the three months ended March 31, 2011 from $2,327,833 in the same period in 2010, representing a 299% decrease quarter-on quarter. This decrease was mainly due to the slight reduction in operation of Greatmat China due to competition in China from 2010 onwards.

Cost of Sales. Our cost of sales decreased to $596,338 in the three months ended March 31, 2011 from $1,370,697 in the same period in 2010. The cost of goods sold per sales ratio increased from 59% to 77% from 2010 to 2011, mainly due to cost went up in a short period of time such as raw material, labor cost, etc.

Gross Profit and Gross Margin. Our gross profit decreased to $181,309 in the three months ended March 31, 2011 from $957,136 in the same period in 2010. Gross profit as a percentage of net revenue was 23% and 41% for the three months ended March 31, 2011 and 2010, respectively. The large decrease in gross margins from 2010 to 2011 was primarily due to the reduction of sales and rising up in cost of production.

General and Administrative Expenses. Our general and administration expenses grew to $544,926 in the three months ended March 31, 2011 from $360,424 in the same period in 2010. This increase was mainly due to our rapid growth in rent and other fixed expenses.

Other Income. There was no other income in the three months ended March 31, 2011 and 2010.

Interest Expenses. Interest expenses increased to $9,783 in the three months ended March 31, 2011 from $8,836 in the same period in 2010. This increase was mainly due to an increase in our bank borrowings.

Income Before Income Taxes. Our income before income taxes decreased to $(373,399) in the three months ended March 31, 2011 from $492,872 in the same period in 2010. This decrease was mainly due to the decrease in net revenues.

Table of Contents	5

Income Taxes. The Greatmat operating companies were currently operating in Hong Kong SAR and Macau SAR. The current corporate income tax rate for Hong Kong SAR was 16.5% while Macau SAR’s corporate income tax rate was 12%. Income taxes decreased as a result of decreased income.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $482,205, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(Amounts in U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(464,217)	$69,989
Net cash provided by (used in) investing activities	0	0
Net cash provided by (used in) financing activities	(17,076)	(126,080)
Net (Decrease) Increase in Cash and Cash Equivalents	(481,293)	(56,091)

Cash and Cash Equivalent at Beginning of the Period	963,498	147,234
Cash and Cash Equivalent at End of the Period	482,205	91,143

Operating activities

Net cash used in operating activities was $464,217 for the three months ended March 31, 2011, as compared to $69,989 provided by operating activities for the same period in 2010. The change is attributable to the $877,522 decrease in net income for the current period, the decrease of $920,506 in accounts receivables, the decrease of $208,671 in amount due from director, the increase of $190,221 in provision of compensation, increases of $211,092 in receivable from related parties; decreases of $1,339,367 in accounts payable, increases of $85,194 in advanced to customers and decrease of $47,827 in income tax payable, and was offset by decreases in deposits and prepaid expenses $46,362.

Investing activities

There was no cash used or provided in investing activities for the three months ended March 31, 2011 and 2010.

Financing activities

Net cash used by financing activities for the three months ended March 31, 20101was $17,076, as compared to net cash provided by financing activities of $126,080 in the same period of 2010. The change is attributable to the net decrease in bank borrowings.

Table of Contents	6

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

Bank Loans

As of March 31, 2011, the Company had two bank loans outstanding totaling $578,979 in outstanding principal amount. Of such principal amount, $69,820 was repayable within one year from March 31, 2011 and $509,159 was repayable in more than one year.

The Company’s first bank loan is with China Construction Bank (Asia) Corporation Limited, which is comprised of a term loan with an original principal amount of $469,231 and a principal balance of $368,227 as of March 31, 2011 The rate of interest for the term loan is 2.75% per annum minus the bank’s prime rate, and principal must be repaid in 240 equal monthly installments over the term of the loan ending in September 2028.

The Company’s second bank loan is a term loan from Wing Hang Bank Limited with an original principal amount of $269,231 and a principal balance of $210,752 as of March 31, 2011. The rate of interest for this bank loan is 0.50% per annum below the bank’s prime lending rate, and principal must be repaid in 59 equal monthly installments of $5,126 over the term of the loan ending in February 2015. The loan is guaranteed by, and secured by a charge on certain property of, Chris Yun Sang SO and is guaranteed under a Special Loan Guarantee Scheme of the Hong Kong Special Administrative Region.

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements

.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from in our internal control over financial reporting. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 10, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Table of Contents	12

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 6. Exhibits.

Exhibits:

31.1	Certification of the CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of the CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

Table of Contents	13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2013

Greatmat Technology Corporation

By:	/s/ Chris Yun Sang So
Chris Yun Sang So
Chief Executive Officer and President

Table of Contents	14